Form 10-K
period 1999-12-31
LANTE CORP
filed 2000-03-30
CIK 1100370

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                        Commission File Number 00-28785

                               LANTE CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                        36-3322393
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

          161 North Clark Street, Suite 4900, Chicago, Illinois 60601
              (Address of principal executive offices) (zip code)

      Registrant's telephone number, including area code: (312) 696-5000

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share
                               (Title of Class)

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes X No __

     Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days. Yes __No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock on March 23, 2000, was $336,666,044.

     The number of shares of the registrant's Common Stock outstanding as of March 23, 2000, was 39,393,423.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     None.

                                     PART I

     Because we want to provide you with more meaningful and useful information, this annual report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including "may," "will," "expect," "anticipate," "believe," "intend" and "estimate" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2000 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to: our ability to attract, train and retain executive management, regional managing directors and other qualified personnel; the highly competitive Internet professional services market; our ability to manage growth; our ability to meet client expectations; the rate of acceptance and the use of the Internet as a means for commerce; and our ability keep pace with technological changes and other factors described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that Could Affect Our Operations."

     You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report.

Item 1.  Business

Overview

     Lante is an Internet services company that develops sophisticated technology-based solutions for emerging electronic markets. These markets, which we refer to as e-markets, are Internet based networks through which multiple buyers and sellers efficiently conduct business online. For example, we helped one of our clients, SciQuest.com, develop and build an e-market for the scientific products industry that links lab technicians and purchasing agents with suppliers of scientific products over the Internet, thereby streamlining the traditional procurement process for these products. To date, most of our e-market engagements have been with Internet startup companies. We believe our success with these early adopters of e-markets and our focus on e-market solutions position us to obtain engagements with other Internet startup companies, as well as with larger, more traditional companies as they progress from their existing business models toward e-markets.

     We design and build solutions for our clients that are secure, reliable and scalable, and integrated with multiple back-end systems. Our strategists, user experience experts and technologists work as a multi-disciplinary team to build these solutions. We integrate our competencies through an iterative development process with the client that is overseen by our delivery management specialists. We believe this approach helps to achieve rapid time to market, maximize our clients' revenue generation and cost reduction, and foster more efficient customer and supplier relationships.

Industry

     International Data Corporation estimates that the worldwide e-commerce market will grow from approximately $64.8 billion in 1999 to more than $978.4 billion in 2003, representing a compound annual growth rate of 97%. We believe this growth in the worldwide e-commerce market also will lead to a significant increase in demand for Internet services. International Data Corporation also forecasts that the worldwide market for Internet services will grow from approximately $12.9 billion in 1999 to $78.5 billion in 2003, representing a compound annual growth rate of 57%.

     We believe the next stage of growth for Internet services will involve building systems that require a greater degree of security, scalability and reliability and are integrated with multiple back-end systems in addition to web site design and user experience capabilities. We further believe that we are well positioned to benefit from this market opportunity because of our early focus on e-markets, our experience and expertise in building complex solutions and our strong legacy system integration skills.

The Lante Approach

     We deploy an integrated, multi-disciplinary team approach to developing solutions for our clients. Each team is composed of experts from each of our four competencies--strategy, user experience, technology and delivery management. Our professionals work closely with the client through an iterative development process in which we incrementally refine our assumptions from engagement inception to a final delivered solution. Our work in each iteration augments the preceding iteration, mitigating risks and adjusting to inevitable changes. We believe this approach strikes a healthy and successful balance between the desire for a structured process and the dynamic nature of our clients' needs.

     Over the course of a client engagement, we emphasize different competencies at various phases. The following graph illustrates the changing degrees of emphasis that often occur from project inception through solution delivery:

                             [GRAPH APPEARS HERE]

     As shown by the changing lines in the graph above:

     . during an engagement's inception, we primarily emphasize our strategy competency;

     . as we progress to the design phase, our user experience competency plays a greater role;

     . as we build our solution and integrate it with the client's back-end systems, our technology competency takes on a more predominant role; and

     . throughout the engagement, our delivery management professionals oversee the process and work closely with the client.

     Strategy

     Our strategy professionals are skilled in market research, strategy development, assessment and business modeling. Our strategy professionals help our clients with the following:

     . Opportunities and readiness assessment: We clarify the client's proposed business model, identify opportunities to leverage the Internet, validate the client's objectives, identify critical success factors and assess the organization's preparedness for capitalizing on these opportunities.

     . Strategy development: We refine the client's strategic objectives by identifying the gap between their current business model and the requirements for a successful Internet based business model. We also help the client identify the nature of the relationship among the buyers, sellers and suppliers participating in the new business model.

     . Business modeling: Our professionals explore various business and user scenarios with the client to establish a model of the desired business processes and systems. We often identify and establish key business metrics that will help in assessing the future success of the new business model.

     In addition, we are currently focused on enchancing our level of expertise in targeted vertical industries.

     User Experience

     Our user experience professionals are skilled in content strategy, information architecture, interaction and visual design, as well as front-end development and usability testing. Our user experience professionals help our clients build an Internet presence that attracts, engages and retains users through the following:

     . Content strategy: We work with the client to assess the market and audience for which the site is to be designed. This effort includes initial considerations for developing and establishing online identity and brand, as well as assessing user capability, understanding and behavioral patterns that will influence the visual design of the site.

     . Content design: We develop and deliver a set of prototypes to demonstrate alternative content designs that will be effective in delivering the solution. We collaborate with the client and often include testing the user experience among focus groups and select customers to determine which prototype will best meet their needs.

     . Front-end development: We build out the content design and navigation of the web site and work with our technology professionals to integrate the web site with the system's back-end data and processing components.

     Technology

     Our technology professionals are skilled in leading-edge, Internet-based platforms and technologies, including CORBA, COM, Java, and XML; SQL database products from Oracle, Microsoft and Sybase; Internet-based packaged application software and tools; as well as Unix and Windows NT server platforms. Our technology professionals provide our clients with the following:

     . System Architecture: We identify the hardware, software, network, security and personnel needed to successfully construct and deliver the specifications dictated by the new business model.

     . Software Architecture: We identify the various software components that need to be developed and integrated in our systems architecture. These software components include packaged software from third-party vendors as well as customized software that we develop for the solution.

     . Construction: We develop and integrate the application software, database and platform tools and products identified by our system and software architectures into an overall technology solution.

     Delivery Management

     Our delivery management professionals are responsible for managing our iterative delivery model and ensuring client satisfaction. Our delivery management personnel usually possess a hybrid set of skills across our competencies.

Clients

     As of December 31, 1999, we had 47 ongoing client engagements. Our five largest clients accounted for 56% of our revenues in 1999, of which ZixIt Corporation and Microsoft Corporation contributed 30% and 13%, respectively. In 1998, our five largest clients accounted for 60% of our revenues, of which Microsoft and IntraLinks, Inc. contributed 21% and 12%, respectively. In 1997, our five largest clients accounted for 56% of our revenues, of which Microsoft and Saranac Software, Inc. contributed 27% and 13%, respectively.

     The majority of our engagements have been billed on a fixed-fee basis that requires we accurately estimate the time and expenses necessary to complete a particular engagement. Because it is difficult to predict the resources that we will need on a particular engagement, we cannot give any assurances that our estimates are accurate.

Marketing and Sales

     We target a wide range of clients from Internet startup ventures to Fortune 1000 companies. We also plan to focus our efforts on the Fortune e-50 companies that represent the leading brand name companies of the Internet economy. Our marketing efforts are dedicated to strengthening our brand name, differentiating us in the Internet services market, generating business and recruiting leads and building employee understanding and support for our mission. We have eight professionals dedicated to our marketing efforts. We generate leads through the relationships of our management team and our strategic alliance program. Leads are directed to the appropriate regional managing director or principal based on the location of the lead. The marketing department works with our regional delivery teams to tailor programs and activities designed to help generate qualified leads. We use a variety of tools in our integrated marketing program to provide information about us to potential clients. Our marketing strategies include:

     . sponsoring and speaking at targeted industry conferences and e-commerce events;

     .  promoting our brand through an aggressive public relations campaign;

     . developing customized local marketing programs for each of our regional operations; and

     . creating co-marketing programs with our clients and strategic alliance partners.

Strategic Alliances

     Strategic alliances are important to the growth of our business. We define strategic alliances as mutually beneficial relationships between us and other organizations that include mutual investments of resources -- time, people and money. Some of the important benefits we derive from our strategic alliances include enhanced capability to deploy end-to-end solutions, greater name recognition in the marketplace and enhanced lead and revenue generation.

     We undertake a comprehensive review of potential strategic alliance partners before entering into a strategic alliance. We target partners that have leading-edge technologies and share our focus on e-markets and our collaborative culture.

     Our strategic alliances can be grouped into three major categories: packaged software applications (Eprise Corporation, InterWorld Corp., Tradex Technologies and Yantra Corporation), infrastructure products and services (Digital Island and GTE Internetworking) and application development tools and platforms (Persistence Software, Rational Software, Versata and webMethods).

Internal Information Systems

     We continuously work to improve our infrastructure, management systems and knowledge sharing systems. Our current management systems consist of various internal processes, financial reporting, human resources and benefits information, client engagements, intellectual capital and marketing systems. We are currently in the process of making improvements in these areas because scalable infrastructure, efficient management of business, and effective sharing of our knowledge base are key components of our strategy.

Competition

     The Internet services market is relatively new and highly competitive. This market has grown dramatically in recent years as a result of the increasing use of the Internet by businesses to increase revenue, reduce costs and deepen relationships with customers, suppliers and other key partners. Our competitors include:

     . Internet service firms, including Scient Corporation, Viant Corporation, Razorfish, Inc., Proxicom Inc., Sapient Corporation and MarchFirst, Inc.

     . technology consulting firms and integrators, including Andersen Consulting, the major accounting firms, Diamond Technology Partners, Inc., EDS and IBM;

     . strategy consulting firms, including Bain & Company, Booz Allen & Hamilton Inc., The Boston Consulting Group, Inc. and McKinsey & Company; and

     . in-house information technology, marketing and design service departments of our current and potential clients.

     Many of our competitors have longer operating histories, larger client bases, longer relationships with their clients, greater brand or name recognition and significantly greater financial, technical and marketing resources than we do.

     Several of these competitors have announced their intention to offer a broader range of Internet based solutions. Furthermore, greater resources may enable a competitor to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of its products and services than we can. In addition, competition may intensify because there are relatively low barriers to entry into the Internet services market.

     We believe that the principal competitive factors in this market, in relative importance, are technical knowledge and creative skills, brand recognition and reputation, reliability of the delivered solution, client service and price. We also believe that our ability to compete in our market depends on our ability to attract and retain qualified professionals.

Employees

     As of December 31, 1999, we had 345 employees, which included 254 billable professionals, 67 support staff and 24 officers, including principals and managing directors. Our employees are not represented by any union and generally are retained on an at-will basis. We consider our relations with our employees to be satisfactory.

Item 2. Facilities

     Our corporate office is located in Chicago, Illinois and consist of 13,429 square feet. The lease for our corporate office expires on March 31, 2007. We also lease other office space in Chicago, as well as office space in Austin, Charlotte, Dallas, Los Angeles, New York, San Francisco and Seattle. We do not own any real estate. We do not consider any specific leased location to be material to our operations, and we believe that equally suitable alternative locations are available in all areas where we currently do business.

Item 3. Legal Proceedings

     Pantelis Georgiadis, our former chief operating officer, filed a complaint against us on October 21, 1999 in the Circuit Court of Cook County, Illinois. Mr. Georgiadis previously owned 2,000,000 shares of our common stock with respect to which we exercised our contractual right to repurchase upon the termination of his employment. Pursuant to this contractual right, we tendered to Mr. Georgiadis $4,010,000, or approximately $2.00 per share, payable in the form of cash and a promissory note. Mr. Georgiadis contends that we breached our contractual obligations by improperly valuing these shares in connection with the repurchase. Mr. Georgiadis' complaint asserts that the repurchase price of his shares should have been as high as $8.10 per share. We deny Mr. Georgiadis' allegations, believe they are without merit and intend to defend this lawsuit vigorously.

     From time to time, we may be involved in litigation incidental to the conduct of our business. Except as described above, however, we are not currently party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Our Security Holders

     No matters were submitted to any of our security holders during the fourth quarter of 1999.

                                    PART II

Item 5.  Market for Our Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock is traded on the Nasdaq Stock Market's National Market under the symbol "LNTE". Our common stock has traded at a high of $87.50 and a low of $30.00 between the inception of its trading on February 11, 2000 and March 23, 2000. On March 23, 2000, the last reported sale price of our common stock was $39.75 per share, and there were approximately 124 holders of record of our common stock.

Dividends

     Prior to June 17, 1999, we were an S-corporation and paid out dividends to compensate stockholders for their estimated tax liabilities. These dividends totaled approximately $59,000, $20,000 and $582,000 for 1997, 1998 and 1999,
respectively. In addition, on June 15, 1999, we declared a dividend in conjunction with our conversion to a C-corporation consisting of, in the aggregate, an undivided interest in approximately $2.5 million of our accounts receivable and $1.5 million in cash.

     We plan to retain all future earnings to finance the development and growth of our business. Therefore, we do not currently anticipate paying any further cash dividends on our common stock in the foreseeable future. Any future determination as to the payment of dividends will be at our board of directors' discretion and will depend on our results of operations, financial condition, capital requirements and other factors our board of directors considers relevant.

Sales of Unregistered Securities.

     The following information reflects our sales of unregistered securities in 1999.

     On or about June 17, 1999, we issued 3,536,069 shares of Series A convertible preferred stock in exchange for $25,000,000. Exemption from registration for this issuance was claimed in reliance on Section 4(2) of the Securities Act regarding transactions not involving a public offering.

     On June 30, 1999, we issued 2,400,000 shares of common stock to C. Rudy Puryear for a purchase price of $3,228,000. Exemption from registration for this transaction was claimed pursuant to Section 4(2) of the Securities Act regarding transactions made by the issuer not involving a public offering, in that this transaction was made without general solicitation or advertising and to a sophisticated investor with access to all relevant information.

     On July 1, 1999, we issued an aggregate of 2,700,000 shares of common stock to holders of our convertible subordinated notes due 2007, in exchange for cancellation of such Notes. The price paid for such shares translates to approximately $0.86 per share. These Notes were issued on June 30, 1998, for the aggregate amount of $2,595,000, in exchange for monies loaned to us. Exemption from registration for these transactions was claimed pursuant to
Section 4(2) of the Securities Act regarding transactions made by the issuer not involving a public offering, in that these transactions were made without general solicitation or advertising and to sophisticated investors with access to all relevant information.

     In August 1999, we issued a warrant to purchase up to 200,000 shares of common stock at an exercise price of $2.02 per share to Heidrick & Struggles, Inc. The warrant will expire on July 1, 2006. Exemption from registration for this transaction was claimed pursuant to Section 4(2) of the Securities Act regarding transactions made by the issuer not involving a public offering.

     On September 2, 1999, we issued 430,000 shares of common stock in the aggregate to Julie Pokorny and Jamie Bellanca, in exchange for all of the stock of Ingenious, Inc. Exemption from registration for this transaction was claimed pursuant to Section 4(2) of the Securities Act regarding transactions made by the issuer not involving a public offering, in that this transaction was made without general solicitation or advertising and to sophisticated investors with access to all relevant information. In addition, Pokorny and Bellanca represented to Lante that the shares were being acquired for investment and not for resale.

     On October 29, 1999, we issued 300,000 shares of common stock to Brian Henry for a purchase price of $673,500. We also granted an option to Brian Henry to purchase 700,000 shares of common stock pursuant to our 1998 Stock Option Plan. Exemption from registration for this purchase of shares and option grant was claimed in reliance on Section 4(2) of the Securities Act regarding transactions not involving a public offering.

     On December 8, 1999, we sold 1,510,186 shares of common stock to Dell USA, L.P. and certain of our officers, directors and stockholders for an aggregate purchase price of $16,612,046. Exemption from registration for this purchase of shares was claimed in reliance on Section 4(2) of the Securities Act regarding transactions not involving a public offering.

     In December 1999, the Executive Committee of the Board of Directors of the Company authorized the issuance of 335,976 shares of common stock to the Lante Foundation, a charitable foundation established by the Company. Exemption from registration for the transaction was claimed in reliance of Section 4(2) of the Securities Act regarding transactions not involving a public offering.

Use of Proceeds

     On February 10, 2000 our registration statement on Form S-1 (File No. 333-92373) relating to the initial public offering of our common stock was declared effective by the SEC. With this registration statement, we registered 4,600,000 shares of our common stock. In connection with the offering, we issued 4,600,000 shares of common stock at $20.00 per share, for an aggregate offering amount of $92,000,000. All of these shares have been sold and the offering has been terminated. The managing underwriters of the offering were Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Thomas Weisel Partners LLC and Friedman, Billings, Ramsey & Co., Inc. After payment of underwriting discounts and expenses of $8,500,000, we received net proceeds of $83,500,000 from the offering. We have invested the net proceeds, pending its use for working capital and general corporate purposes, in short-term, investment grade, interest-bearing securities.

Item 6.  Selected Financial Data

     In this Section we present our selected consolidated financial data. You should read the following data along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes, each of which is included in this annual report. We derived the consolidated statement of operations data for the three-year period ended December 31, 1999 and the consolidated balance sheet information as of December 31, 1997, 1998 and 1999 from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included in this annual report. We derived the consolidated balance sheet data as of December 31, 1996 from our audited financial statements, which are not included in this annual report. We derived the statement of operations data for the year ended December 31, 1995 and the balance sheet data as of December 31, 1995 from our unaudited financial statements, which are not included in this annual report. Pro forma net income
(loss) reflects an adjustment to show assumed federal and state income taxes based on statutory (federal and state) tax rates for the periods presented, during which we were treated as an S-corporation for income tax purposes.



                                                                             Year ended December 31,
                                                       -------------------------------------------------------------------
                                                        1995             1996           1997          1998          1999
                                                       -------         -------        -------        -------       -------
                                                                         (In thousands, except per share data)
Statement of Operations Data:
Revenues..........................................     $ 7,423         $ 8,640        $11,134        $15,369       $32,964
Operating Expenses:
     Professional services........................       3,246           4,381          6,175          7,001        17,477
       Selling, general and administrative........       3,692           4,019          4,722          6,803        18,104
       Amortization of deferred compensation......          --              --             --             --         1,188
                                                       -------         -------        -------        -------       -------
Total operating expenses..........................       6,938           8,400         10,897         13,804        36,769
Income (loss) from operations.....................         485             240            237          1,565        (3,805)
Other (expense) income, net.......................          (4)            (19)           (20)            (1)          792
                                                       -------         -------        -------        -------       -------
Income (loss) before income taxes.................         481             221            217          1,564        (3,013)
Income tax (provision) benefit....................          (2)             (1)            (4)            (8)          431
                                                       -------         -------        -------        -------       -------
Net income (loss).................................     $   479         $   220        $   213        $ 1,556       $(2,582)
                                                       =======         =======        =======        =======       =======
Net income (loss) available to common
     stockholders.................................     $   479         $   220        $   213        $ 1,556       $(3,559)
Net income (loss) per share, basic and diluted....     $  0.02         $  0.01        $  0.01        $  0.08       $ (0.16)
Pro forma net income (loss) available to common
 stockholders.....................................     $   355         $   157        $   153        $   881       $(3,239)
Pro forma net income (loss) per share, basic and
     diluted......................................     $  0.02         $  0.01        $  0.01        $  0.04       $ (0.15)
Weighted average number of shares outstanding,
        basic and diluted.........................      20,225          20,250         20,167         20,607        22,204



                                                                               Year ended December 31,
                                                  --------------------------------------------------------------------------------
                                                       1995             1996             1997           1998            1999
                                                  -------------    -------------    ------------    -----------    ------------
Balance Sheet Data:
Cash and cash equivalents.........................   $      695       $      824       $     850       $  3,377       $  13,692
Working capital...................................          981            1,097             544          4,880          12,733
Total assets......................................        2,596            3,307           3,893          7,320          41,486
Long-term debt and redeemable preferred stock, net
of current portion................................          800              800             350          2,660          27,733
Total common stockholders' equity.................          481              601             797          2,915           1,235








Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion along with our financial statements and the related notes included in this annual report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions, including those discussed under "Factors that Could Affect Our Operations." Our actual results, performance and achievements in 2000 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements.

Overview

     We are an Internet services company that develops sophisticated technology-based solutions that are secure, reliable and scalable and integrated with multiple back-end systems. Our strategists, user experience experts and technologists work as a multi-disciplinary team to build these solutions. We integrate our competencies through an iterative development process with the client that is overseen by our delivery management specialists.

     Since our inception in 1984, we have been innovators in applying emerging technologies to businesses, evolving from personal computer networks to database applications to distributed client-server architectures to the Internet. We began focusing on e-markets in late 1996. Since that time, our revenue mix has shifted from a client-server base to virtually 100% Internet services in 1999. We expect revenues from Internet services to continue to represent virtually all of our revenues for the foreseeable future.

     Our revenues consist of fees generated for professional services. We provide services on a fixed-fee basis, including retainer arrangements, and a time-and-materials basis. In 1999, we derived a majority of our revenues from fixed-fee engagements. We may enter into further fixed-fee engagements where we believe we can adequately assess the time and expenses necessary for the engagement. However, where we cannot assess these criteria we will seek to establish a time-and-materials engagement. To determine the proposed fixed fee for an engagement, we use an estimation process that takes into account the complexity of the engagement, the anticipated number and experience of billable professionals needed, associated billing rates and the estimated duration of the engagement. At the same time, we build into our fixed-fee engagements the ability to renegotiate the fee if the scope of the engagement changes. A member of our senior management team must approve each fixed-fee proposal.

     Revenues from a few large clients have historically constituted a significant portion of our total revenues in a particular quarter or year. For example, in 1998, our five largest clients represented 60% of our revenues. In 1999, our five largest clients represented 56% of our revenues. The following table identifies these clients and the percentage of revenues derived from each.


         Year ended December 31, 1998                          Year ended December 31, 1999
-----------------------------------------------      ----------------------------------------------
          Client                     % of                         Client                      % of
                                    Revenue                                                 Revenue
---------------------------      --------------      -------------------------------      ---------
Microsoft Corporation                21%                ZixIt Corporation                     30%

IntraLinks, Inc.                     12                 Microsoft Corporation                 13

Classified Ventures, Inc.            11                 IntraLinks, Inc.                       5

HD Vest, Inc.                         9                 ChemPoint.com                          4

Saranac Software, Inc.                7                 Etera, LLC                             4



     We expect a relatively high level of client concentration to continue, although not necessarily involving the same clients from period to period. For example, we completed our engagement with ZixIt in the three-month period ended December 31, 1999, and we do not anticipate material revenues from ZixIt in the near future. At the same time, we have entered into a strategic relationship with Dell Computer Corporation that contemplates Dell providing us with at least $40.0 million of total revenues over a five-year period. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline substantially and our operating results could be adversely affected to the extent we are unable to quickly redeploy our billable professionals to other client engagements.

     Costs of professional services consist of salaries, bonuses and benefits for our billable professionals, the cost of subcontractors and other engagement costs that are not reimbursed directly by the client. We expect that salaries for our billable professionals will increase over time due to the intense competition in our industry for qualified individuals. We use the term "professional services margin" to mean revenues less costs of professional services, stated as a percentage of revenues. Professional services margins are affected by our ability to utilize our billable professionals, to incorporate any wage increases of our professionals into our billing rates and to price and execute effectively our fixed-fee engagements. Professional services margins may be reduced in any given period to the extent that we use subcontractors or hire new billable professionals who we may not be able to utilize immediately on client engagements. We expect that our professional services margins will vary from quarter to quarter.

     Our number of employees increased from 94 on January 1, 1997 to 345 on December 31, 1999. We employed 254 billable professionals as of December 31, 1999. We actively recruit billable professionals and support staff and expect our total number of employees to increase significantly in 2000.

     Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for non-project personnel, facility costs, staff recruiting and training costs, depreciation and amortization, general operating expenses and selling and marketing expenses. We largely develop new business through our regional managing directors and principals. Our selling, general and administrative expenses are expected to increase in the future as we add additional personnel, expand our information systems, open new offices, increase our recruiting efforts and incur additional costs related to the growth of our business and operations as a public company.

     As we strive to grow our business, we expect to spend significant funds for marketing, recruiting and hiring additional personnel, upgrading our infrastructure, including internal information systems, and expanding into new geographical markets. To the extent revenues do not increase at a rate commensurate with these costs and expenditures, our results of operations and liquidity could be materially and adversely affected.

Results of operations

     The following table presents for the periods indicated, our selected statement of operations data as a percentage of our revenues. We have derived these percentages from our audited financial statements for all periods presented

                                           Year ended December 31,
                                           1997      1998      1999
                                           ----      ----      ----
Revenues.................................  100%      100%      100%
Operating expenses.
  Professional services..................   56        46        53
  Selling, general and administrative....   42        44        55
  Amortization of deferred compensation..   --        --         4
                                           ----      ----      ----
Total operating expenses.................   98        90       112
Income (loss) from operations............    2        10       (12)
                                           ----      ----      ----
Other income, net........................   --        --         3
Income tax benefit.......................   --        --         1
Net income (loss)........................    2%       10%       (8%)
                                           ====      ====      ====


              Comparison Of Years Ended December 31, 1999 And 1998

Revenues

     Revenues increased $17.6 million, or 114%, to $33.0 million in 1999 from $15.4 million in 1998. The increase in revenues reflects an increase in the average size and number of client engagements and an increase in average realized billing rates.

Operating expenses

     Professional services

     Costs of professional services increased $10.5 million, or 150%, to $17.5 million in 1999 from $7.0 million in 1998. This increase was primarily due to the hiring of additional billable professionals to support increases in revenues and prepare for anticipated rapid growth. The increase also reflects an overall increase in salary and benefit costs and an increase in the use of subcontractors. As a percentage of professional services, subcontractor costs for 1998 and 1999 were approximately 2.0% and 18.0%, respectively.

     Our professional services margin decreased to 47.0% in 1999 from 54.4% in 1998. This decrease is attributed to an increased use of subcontractors in 1999 and the completion of engagements in 1998 that had better than expected margins for that period.

     Selling, general and administrative

     Our selling, general and administrative expenses increased $11.3 million, or 166.1%, to $18.1 million in 1999 from $6.8 million in 1998. This increase in selling, general and administrative expenses was primarily the result of efforts to significantly expand our business and prepare for rapid growth. During 1999, we hired several new senior managers, including a new chief executive officer, established new office space, enhanced internal systems and communication infrastructure, and increased personnel in internal systems, marketing, finance and recruiting. During 1999, we also incurred approximately $1.8 million in professional recruiting costs related to the hiring of several members of our management team.

     Amortization of deferred compensation

     Amortization of deferred compensation was $1.2 million in 1999. Deferred compensation was recorded during 1999 related to certain options that were deemed granted in-the-money, a loan made to our chief executive officer that is being recorded as compensation expense, the sale of restricted shares to our chief executive officer at a price that was deemed less than our common stock's fair value, and deferred compensation related to one of our acquisitions.

Net loss

     Net loss for 1999 was $2.6 million compared to net income of $1.6 million in 1998.


             Comparison Of Years Ended December 31, 1998 And 1997

Revenues

     Revenues increased $4.2 million, or 38.0%, to $15.4 million in 1998 from $11.1 million in 1997. This increase in revenues reflects an increase in the average size of client engagements and an increase in average realized billing rates.

Operating expenses

     Professional services

     Costs of professional services increased $0.8 million, or 13.4%, to $7.0 million in 1998 from $6.2 million in 1997. This increase was primarily due to an increase in the number of billable professionals and increases in wage rates. Our professional services margin increased to 54.4% in 1998 from 44.5% in 1997 as a result of the start of a few engagements during 1997 for which costs were incurred in 1997 while revenues were deferred due to the uncertainty of the contractual terms of the engagements. Professional services margin was positively affected by improved utilization due to an increase in the average size and number of client engagements and more effective sharing of billable professionals across offices in 1998.

     Selling, general and administrative

     Selling, general and administrative expenses increased $2.1 million, or 44.1%, to $6.8 million in 1998 from $4.7 million in 1997. This increase was primarily the result of additional non-project personnel being hired in 1998, including human resource, finance and senior personnel. The increase also reflects an increase in facility costs related to the expansion of our operations.

Net income

     Net income increased to $1.6 million in 1998 from $0.2 million in 1997 as a result of the above factors.

Quarterly results

     The following table presents our unaudited quarterly data for the periods indicated. We derived these data from our unaudited consolidated interim financial statements, and, in our opinion, these data include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods. Our quarterly operating results have varied significantly in the past and will continue to do so in the future due to a number of factors including, but not limited to, the number, size and scope of engagements, unanticipated delays, deferrals or cancellation of significant engagements, unanticipated changes in the scope of major engagements, utilization rates, the extent to which we use subcontractors, realized hourly billing rates and general economic conditions. Accordingly, our results for any given quarter or series of quarters are not necessarily indicative of our results that may be expected for any future period. However, our quarterly operating results may represent trends that aid in understanding our business.

                                                                                Quarter Ended
                                                  --------------------------------------------------------------------------
                                                  Mar. 31  June 30  Sept. 30  Dec. 31  Mar. 31  June 30   Sept. 30   Dec. 31
                                                  -------  -------  --------  -------  -------  -------   --------   -------
                                                   1998     1998      1998     1998     1998     1999       1999       1999
                                                   ----     ----      ----     ----     ----     ----       ----       ----
                                                                                (In millions)
Statement of Operations Data:
Revenues.......................................   $   3.1  $   3.8  $    4.1  $   4.2  $   4.9  $   7.1   $    9.3   $  11.7
Operating expenses:
  Professional services........................       1.7      1.7       1.8      1.8      2.5      3.8        5.0       6.2
  Selling, general and administrative..........       1.4      1.8       1.6      1.9      2.3      3.5        4.9       7.4
  Amortization of deferred compensation........       --        --        --       --       --      0.1        0.5       0.6
                                                  -------  -------  --------  -------  -------  -------   --------   -------
Total operating expenses.......................       3.1      3.5       3.4      3.7      4.8      7.4       10.4      14.2
                                                  -------  -------  --------  -------  -------  -------   --------   -------
Income (loss) from operations..................        --      0.3       0.7      0.5      0.1     (0.3)      (1.1)     (2.5)
Other income, net..............................                 --        --       --       --      0.1        0.3       0.4
Income tax (expense) benefit...................        --       --        --       --       --      1.0       (0.4)     (0.2)
                                                  -------  -------  --------  -------  -------  -------   --------   -------
Net income (loss)..............................   $   0.0  $   0.3  $    0.7  $   0.5  $   0.1  $   0.8   $   (1.2)  $  (2.3)
                                                  =======  =======  ========  =======  =======  =======   ========   =======


     The increases in 1999 quarterly revenues are primarily due to increases in the number of billable professionals, average realized billing rate increases and improved utilization. Costs of providing professional services for the same quarters reflect the costs associated with the increased number of billable professionals and the use of subcontractors on certain of our larger engagements. Selling, general and administrative expenses during 1999 reflect costs associated with preparing for rapid growth.

Liquidity and capital resources

     During 1998, we financed our operations and investments in property and equipment primarily through cash generated from operations and a portion of the proceeds from the issuance of subordinated convertible debt due 2007, which resulted in aggregate net proceeds to us of approximately $2.6 million. The notes had a stated interest rate of 5.79% and in July 1999 were redeemed in exchange for 2.7 million shares of our common stock. We also used a portion of the proceeds from the sale of the subordinated convertible debt to pay off approximately $1.2 million of outstanding debt during 1998.

     During 1999, we financed our operations, investments in property and equipment and two acquisitions primarily through cash generated from operations and the sale of 3,536,069 shares of our Series A convertible preferred stock resulting in net proceeds to us of approximately $24.8 million. The rights of the Series A convertible preferred stock include voting rights equal to an equivalent number of shares of common stock into which it is convertible; the right to receive dividends at a rate of 7% per annum; liquidation preferences; and a requirement for us to redeem all outstanding shares in one-fourth increments on an annual basis beginning in June 2004 at a redemption price equal to the greater of (1) $7.07 plus all accrued and unpaid dividends or (2) the fair market value of the shares of the common stock on an as converted basis. In the event of a change in control, each holder of the Series A convertible preferred stock may elect to require us to redeem all or a portion of the holders' preferred stock at the redemption price. All outstanding shares of preferred stock were converted into an aggregate of 7,072,138 shares of our common stock upon consummation of our initial public offering in February 2000.

     Also during 1999, we repurchased 2.46 million shares of our common stock at approximately $2.24 per share. We used proceeds from the sale of our Series A convertible preferred stock to complete this repurchase. We also exercised our right to repurchase 2.0 million shares from our former chief operating officer for approximately $2.00 per share. We paid cash of $724,000, forgave $278,000 due to us by the former employee and issued a promissory note in the amount of $3.0 million as payment for the repurchased shares. The note is due at various dates through September 30, 2002 and bears interest at prime, which was 8.5% at December 31, 1999.

     Prior to June 17, 1999, we were an S-corporation and paid out dividends to compensate stockholders for their estimated tax liabilities. These dividends totaled approximately $59,000, $20,000 and $582,000 for 1997, 1998 and 1999,
respectively. In addition, on June 15, 1999, we declared a one-time dividend in conjunction with our conversion to a C-corporation consisting of, in the aggregate, an undivided interest in approximately $2.5 million of our accounts receivable and $1.5 million in cash.

     In June 1999, we entered into an employment agreement with Rudy Puryear, our new chief executive officer. Pursuant to this agreement, we loaned him $2.5 million. Based on the terms of the note, we have recorded the loan as deferred compensation and are amortizing the loan over 30 months, the shortest period in which the loan may be forgiven. Upon execution of the employment agreement, Mr. Puryear also purchased 2.4 million shares of restricted common stock at $1.35 per share. We recorded $2.1 million in deferred compensation related to this sale of securities. We are amortizing such amount over the 48 month period in which the restrictions lapse. The restrictions on these shares lapse over four years at 1/48 per month, subject to acceleration provisions which become effective upon a change in control or upon termination of employment. We loaned Mr. Puryear $3.2 million on a fully recourse basis to purchase the shares of restricted stock. Because the proceeds from the $3.2 million loan were used to purchase the stock, this loan had no effect on our liquidity. The loans bear interest at 5.37%. The loan and related interest is due on February 11, 2003.

     Historically, we have generated positive cash flows from our operating activities. During 1999, we used net cash in our operating activities totaling $3.4 million. Cash flows used in investing activities principally relate to capital expenditures for all periods presented. Cash flows used in investing activities increased during 1999 as a result of investments in our facilities and information systems. Cash flows used in investing activities during 1999 also reflect the cash portion of two acquisitions during 1999.

     Cash and cash equivalents increased to $13.7 million at December 31, 1999 from $3.4 million at December 31, 1998. This increase was primarily due to cash provided as a result of the completion of our convertible preferred stock transaction. We invest available cash in short-term liquid investments.
Accounts receivable increased approximately $7.3 million from December 31, 1998 to December 31, 1999 primarily as a result of higher revenue levels. As we continue to grow, any increases in our accounts receivable balance will adversely impact our ability to generate positive cash flows from our operating activities. Other non-current assets increased by approximately $9.3 million from December 31, 1998 to December 31, 1999 primarily as a result of our recording approximately $2.3 million as deferred compensation expense, net, related to a loan made to our chief executive officer that is amortized over a 30-month period; $4.9 million related to our recording of our receipt of a fully vested option to purchase 167 shares from our largest customer during 1999; and the deferral of approximately $1.0 million in compensation expense related to one of our acquisitions that will be amortized over the three-year service period.

     We have a $3.5 million line of credit. The annual interest rate on amounts borrowed under the line of credit is calculated using the lender's "index rate", which was 8.5% at December 31, 1999. The credit facility contains customary covenants and expires in December 2000. Our accounts receivable and our other general assets secure the loan. Due to dividends paid during 1999 and expected operating losses for 1999, in the second half of 1999, we anticipated that we would be in violation of the required debt service ratio as of December 31, 1999. Consequently, we received a waiver from our lender for non-compliance that waived the covenant until December 31, 2000. But for this waiver, we would have been in violation of this financial covenant. During the first quarter of 2000, we have begun discussions with our existing lender and potential new lenders to replace our existing facility so as to allow for our anticipated growth. At December 31, 1999, we had no outstanding borrowings under the line of credit.

     In December 1999, we entered into an agreement with Dell USA, L.P., a wholly owned subsidiary of Dell Computer Corporation, and some of our officers, advisors and other stockholders regarding the sale of shares of our common stock. Under this agreement, Dell USA purchased 1.0 million shares of our common stock from us and 1.0 million shares from Mark Tebbe, our chairman of the board, and some family trusts for a purchase price of $11.00 per share. In conjunction with this agreement, some of our officers, directors and other stockholders also purchased an aggregate of 510,186 shares from us at the same price, the majority of which were acquired pursuant to contractual preemptive rights. These preemptive rights terminated upon completion of our initial public offering in February 2000. The closing of these purchases occurred on December 10, 1999 and January 10, 2000.

     On February 10, 2000 our registration statement on Form S-1 (File No. 333-92373) relating to the initial public offering of our common stock was declared effective by the SEC. With this registration statement, we registered 4,600,000 shares of our common stock. In connection with the offering, we issued 4,600,000 shares of common stock at $20.00 per share, for an aggregate offering amount of $92,000,000. All of these shares have been sold and the offering has been terminated. The managing underwriters of the offering were Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Thomas Weisel Partners LLC and Friedman, Billings, Ramsey & Co., Inc. After payment of underwriting discounts and expenses of $8,500,000, we received net proceeds of $83,500,000 from the offering. We have invested the net proceeds, pending its use for working capital and general corporate purposes, in short-term, investment grade, interest-bearing securities.

     We are obligated under various non-cancelable operating leases for our office space. As of December 31, 1999 future, annual minimum rental commitments under these leases ranged in the aggregate from $1.7 million to $1.9 million over the next five years. Total future minimum rental commitments are approximately $14.1 million.

     We anticipate that we will expend capital to develop the infrastructure needed to support our future growth. Specifically, we expect capital expenditures during 2000 will be between $8.0 million and $13.0 million. We may attempt to expand our solutions and service offerings and gain access to new markets through acquisitions. We do not, however, have any agreements, commitments or understandings with respect to any material acquisitions. Accordingly, we have not included any expenses related to acquisitions in the above description of expected capital expenditures. We expect to use cash from operations and the net proceeds from our recently completed offerings to meet capital expenditures and working capital necessary to support our growth. We believe that the cash provided from operations, and cash on hand will be sufficient to meet our anticipated working capital and capital expenditure requirements through December 31, 2000. However, during this period, we may seek additional capital in the private and/or public equity markets.

Year 2000 Issue

     To become ready for year 2000, in 1999 we conducted a survey of all our equipment, systems and services upon which our business depends and classified these according to how severely and immediately they could impact our business and our year 2000 compliance. Focusing foremost on the areas deemed most critical, we upgraded our network and operating systems and purchased year 2000 compliant servers, workstations, software packages and peripheral devices, and obtained year 2000 representation letters from service providers. We have also purchased year 2000 compliance testing software, which we have used to test our systems. These tests resulted in no material failures. As a result of our upgrades, new purchases and our year 2000 testing, we believe that our principal internal systems are year 2000 compliant. However, we will continue to assess and test our internal systems to ensure that all additions or modifications to our systems meet our specifications for year 2000 compliance. Because our clients and we depend, to a very substantial degree, upon the proper functioning of our computer systems, a failure of our systems could materially disrupt our operations and adversely affect our business, financial condition and results of operations.

     The year 2000 problem may also affect third-party software products that are incorporated into the business systems that we create for our clients. Our clients license software directly from third-party suppliers, but at our clients' request, we will discuss year 2000 issues with these suppliers and will perform internal testing on their products. Any failure on our part to provide year 2000 compliant e-business systems to our clients could result in financial loss, harm to our reputation and liability to others.

     In August 1998, we began to incorporate into our standard engagement contract, language that provides a limited year 2000 warranty on our work product. This language was intended to:

     . limit our warranty to defects discovered within sixty days of system delivery, unless the engagement specifically includes year 2000 testing services;

     . limit our responsibility for third-party platforms to those recommended by us; and

     . disclaim liability for (1) operation of our system under platforms, including future versions, not recommended or tested by us or (2) interoperation with other systems or (3) user error.

     Furthermore, our standard engagement contract has a provision to limit our liability (1) to direct damages incurred by clients, while specifically excluding incidental, consequential, exemplary, special or punitive damages and
(2) to fees paid. Notwithstanding those protections, there may be claims made against us which arise from engagements that predate our use of this year 2000 warranty language, and some engagement contracts have specially negotiated provisions which are broader than those described above.

     We have funded the cost to become year 2000 compliant from operating cash flows and have not separately accounted for these costs in the past.

Recently Issued Accounting Standards

     During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. This standard requires that management identify operating segments based on the way that management desegregates the entity for making internal operating decisions. We believe that we operate in one business segment.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137 which postponed the mandatory adoption of SFAS 133 until January 1, 2001. We have not entered into any significant derivative financial instrument transactions.

Factors that Could Affect Our Operations

     You should carefully consider the risks and uncertainties described below because they could materially adversely affect our business, financial condition or operating results.

     Risks Related to Our Business

We expect to report an operating loss in 2000 and may not achieve or sustain future profitability

     Although Lante was incorporated in 1984, our business strategy has been constantly evolving and, since 1996, we have primarily focused on competing in the Internet services market. In 1999, we reported an operating loss, and we anticipate incurring losses in 2000 as well. As we strive to grow our business, we expect to spend significant funds for general corporate purposes, including working capital, marketing, recruiting and hiring additional personnel, upgrading our infrastructure, including internal information systems, and expanding into new geographical markets. To the extent that our revenues do not increase as quickly as these costs and expenditures, our results of operations and liquidity could be materially and adversely affected. In particular, we expect that our plans for increases in expenses and capital expenditures over the next year to support our expected growth will adversely affect our operating results. We may not sustain our historical revenue growth rates. If we experience slower revenue growth than expected or if our operating expenses exceed our expectations, we may not achieve profitability. If we achieve profitability in the future, we may not sustain it.

If we lose a major client or complete an engagement for a major client, our revenues could decline and our operating results could be adversely affected to the extent we are unable to quickly redeploy our billable professionals

     Since we began shifting our focus to Internet based businesses in 1996, our client base has been concentrated among, and our revenues have depended upon, a few companies. For example, ZixIt Corporation and Microsoft Corporation accounted for 30% and 13% of our revenues, respectively, in 1999, and our five largest clients accounted for 56% of our revenues in 1999. These clients also utilized a significant portion of our resources during 1999. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues in the relevant fiscal period could substantially decline and our operating results could be adversely affected to the extent we are unable to quickly redeploy our billable professionals to other client engagements. We expect a relatively high level of client concentration to continue, but not necessarily involve the same clients from period to period. For example, we completed our engagement with ZixIt in the three-month period ended December 31, 1999, and we do not anticipate material revenues from ZixIt in the near future.

The loss of executive management personnel or regional managing directors may harm our ability to obtain and retain client engagements, maintain a cohesive culture and compete effectively

     We believe that our success will depend on the continued employment of our executive management personnel and regional managing directors because personal relationships are critical to obtaining and retaining client engagements and maintaining a cohesive culture. If one or more members of our executive management personnel or any of our regional managing directors were unable or unwilling to continue in their present positions, these persons would be very difficult to replace. In addition, if any of these key employees joined a competitor or formed a competing company, some of our clients might choose to use the services of that competitor or new company instead of our own. Furthermore, clients or other companies seeking management talent may hire away some of our executive management personnel or regional managing directors. This would not only result in the loss of key employees, but could also result in the loss of client relationships or new business opportunities and impede our ability to implement our business strategy. Many of our key employees have entered into agreements with us that contain covenants not to solicit business from our clients for periods of up to two years following termination. To date, we have not sought judicial enforcement of these restrictive covenants. The enforceability of restrictive covenants of these types is difficult to predict because a court would have the authority to consider a variety of equitable factors. If a court were to view the scope or duration of the restrictive covenants as excessive, the covenants may not be enforceable as written or at all.

The loss of our professionals, or inability to hire new qualified professionals, could hinder our ability to grow and serve our clients

     The Internet services market is labor intensive. Currently, companies in our industry and similar industries face a shortage of qualified personnel, and we do not foresee any improvement in this situation. We compete intensively with other companies to hire and retain qualified labor from the available pool of talent. We may not be successful in hiring and retaining qualified personnel. If we cannot hire, train and retain qualified personnel or if a significant number of our current employees depart, we may be unable to complete or retain existing engagements or bid for new engagements of similar scope and revenues.

Our business may be harmed if we fail to accurately estimate the cost, scope, expectations or duration of an engagement or fail to communicate changes to these specifications to our clients

     A majority of our revenues were derived from fixed-fee engagements during 1999. Because of the complexity of many of our client engagements, accurately estimating the cost, scope, expectations and duration of a particular engagement can be a difficult task. If we fail to accurately estimate the cost, scope, expectations or duration of one or more engagements, we could be forced to devote additional resources to these engagements for which we will not receive additional compensation. To the extent that an expenditure of additional resources is required on an engagement, this could reduce the profitability of, or result in a loss on, the engagement. In the past, we have, on occasion, engaged in significant negotiations with clients regarding changes to the cost, scope, expectations or duration of specific engagements. To the extent we do not sufficiently communicate to our clients, or our clients fail to adequately appreciate, the nature and extent of any of these types of changes to an engagement, our reputation may be harmed and we may suffer losses on an engagement.

Our revenues are difficult to predict because they are derived from project-based client engagements

     We primarily derive our revenues from project-based client engagements, which vary in size and scope. As a result, our revenues are difficult to predict from period to period, as any client that accounts for a significant portion of our revenues in a given period may not generate a similar amount of revenues, if any, in subsequent periods. After completion of an engagement, a client may not retain us in the future. For example, we completed our engagement with ZixIt in the three-month period ended December 31, 1999, and we do not anticipate material revenues from ZixIt in the near future. In addition, because several of our client engagements involve sequential stages, each of which represents a separate contractual commitment, there is a risk that a client may choose not to retain us for additional stages of an engagement. Furthermore, our existing clients can generally reduce the scope of an engagement or cancel their use of our services without penalty and with little or no notice. If clients terminate existing engagements or if we are unable to enter into new engagements, our revenues in the relevant fiscal period could substantially decline and we may underutilize existing resources that we cannot quickly redeploy to other client engagements.

Our quarterly financial results are subject to significant fluctuations due to many factors, any of which could adversely affect our stock price

     Our revenues and operating results may vary significantly from quarter to quarter. It is possible that in some future periods our operating results may fall below the expectations of public market analysts and investors. Any decline in revenues or earnings or a greater than expected loss for any quarter could cause the market price of our common stock to decline. The factors, some of which are outside our control, which may cause our financial results to vary from quarter to quarter include:

     .  the number, size and scope of our client engagements;

     . unanticipated delays, deferrals or cancellations of major client engagements;

     .  unanticipated changes in the scope of major client engagements;

     . the efficiency with which we utilize our billable professionals, plan and manage our existing and new client engagements and manage future growth;

     . the extent to which we use subcontractors or hire new billable professionals whom we may not be able to immediately utilize on client engagements;

     .  variability in market demand for Internet services;

     . our ability to attract qualified professionals in a timely and effective manner;

     .  our ability to complete fixed-fee engagements on budget;

     .  changes in pricing policies by us or our competitors; and

     .  general economic conditions.

     In addition, because a percentage of our expenses, particularly labor costs, are fixed in amount, these factors may cause our operating income and operating margins to vary significantly from quarter to quarter. Due to these factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. Therefore, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance.

If we are unable to manage our growth, it will adversely affect our business, the quality of our solutions and our ability to retain key personnel

     Although we have grown rapidly in recent years, we may not be able to continue to grow at a similar pace or manage our growth. Our growth has placed significant demands on our management and other resources and will continue to do so in the future. Our revenues increased 114% in 1999 compared to 1998. Our number of employees increased from 94 on January 1, 1997 to 345 on December 31, 1999. Managing our growth effectively will involve:

     .  accurately estimating time and resources for engagements;

     .  improving our business development capabilities;

     . continuing to retain, motivate and manage our existing employees and attract and integrate new employees;

     .  maintaining the quality of our solutions;

     . maintaining acceptable utilization rates for our billable professionals;

     .  opening and staffing offices in new geographic areas; and

     . developing and improving our operational, financial, accounting and other internal systems and controls on a timely basis.

     If we are unable to manage our growth effectively, it could have a material adverse effect on our ability to achieve or maintain profitability, the quality of the solutions we provide and our ability to retain key personnel.

Our executive management team has limited experience working together, which may make it difficult to conduct and grow our business

     There has been little or no opportunity to evaluate the effectiveness of our executive management team as a combined unit. For example, our president and chief executive officer has only been employed by us since June 30, 1999, our chief financial officer and chief technology officer have only been employed by us since October 29, 1999 and our chief creative officer has only been employed by us since February 16, 2000. The failure of executive management to function effectively as a team may have an adverse effect on our ability to obtain and execute client engagements, maintain a cohesive culture and compete effectively.

Intense competition in the Internet services market could impair our ability to grow and achieve profitability

     We may not be able to compete effectively with current or future competitors. The Internet services market is relatively new and highly competitive. We expect competition to further intensify as this market rapidly evolves. Some of our competitors have longer operating histories, larger client bases, longer relationships with their clients, greater brand or name recognition and significantly greater financial, technical and marketing resources than we do. As a result, our competitors may be in a stronger position to respond more quickly to new or emerging technologies and changes in client requirements and to devote greater resources than we can to the development, promotion and sale of their services. Competitors could lower their prices, potentially forcing us to lower our prices and suffer reduced operating margins. We face competition from the following companies:

     . Internet services firms, including Scient Corporation, Viant Corporation, Razorfish, Inc., Proxicom Inc., Sapient Corporation and MarchFirst, Inc.;
     . technology consulting firms and integrators, including Andersen Consulting, the major accounting firms, Diamond Technology Partners, Inc., EDS and IBM;
     . strategy consulting firms, including Bain & Company, Booz Allen & Hamilton Inc., The Boston Consulting Group, Inc. and McKinsey & Company; and
     . in-house information technology, marketing and design service departments of our current and potential clients.

     In addition, there are relatively low barriers to entry into the Internet services market. We do not own any patented technology that would stop competitors from entering this market and providing services similar to ours. As a result, the emergence of new competitors may pose a threat to our business. Existing or future competitors may develop and offer services that are superior to, or have greater market acceptance than, ours, which could significantly decrease our revenues and the value of your investment.

We may need additional capital in the future, which may not be available to us; the raising of additional capital would dilute your ownership in Lante

     In the future, we may need to raise additional funds, either through public or private debt or equity financing, to take advantage of expansion or acquisition opportunities, develop new solutions or compete effectively in the marketplace. Any additional capital raised through the sale of equity or equity-linked securities would dilute your ownership percentage in us. These securities could also have rights, preferences or privileges senior to those of your common stock. Furthermore, we may not be able to obtain additional financing when needed or on terms favorable to us or our stockholders. If additional financing is not available on favorable terms or at all, this may adversely affect our ability to develop or enhance our services, take advantage of business opportunities or respond to competitive pressures.

It is possible that other parties may assert that we have infringed on their intellectual property rights or that our employees have misappropriated their proprietary information, which could result in substantial costs and diversion of management's attention

     It is possible that other parties may assert infringement claims against us in the future or claim that we have violated their intellectual property rights. While we know of no basis for any claims of this type, authorship of intellectual property rights can be difficult to verify. Competitors could assert, for example, that former employees of theirs whom we have hired have misappropriated their proprietary information for our benefit. Regardless of the merits, infringement or misappropriation claims by third parties could be time consuming and costly to defend, divert our attention and resources or require us to make changes to our technologies.

Our business may suffer if we have disputes over our right to reuse intellectual property developed for specific clients

     Part of our business involves the development of software applications for discrete client engagements. Ownership of client-specific software is generally retained by the client, although we typically retain the right to reuse some of the applications, processes and other intellectual property developed in connection with client engagements. Issues relating to the rights to intellectual property can be complicated, and disputes may arise that could adversely affect our ability to reuse these applications, processes and other intellectual property. These disputes could damage our relationships with our clients and our business reputation, divert our management's attention and have a material adverse effect on our ability to grow our business.

Our current services may become obsolete and unmarketable if we are not able to keep pace with the latest technological changes and client preferences

     Our business and the Internet services market are characterized by rapid technological change. We must respond successfully on a timely and cost-effective basis to changes in technology, industry standards and client preferences to remain competitive and serve our clients effectively. We may experience technical or other difficulties that prevent or delay our development or introduction of solutions that address changes in technology, industry standards and client preferences. These difficulties could cause our current services to become obsolete and unmarketable.

If we are unable to maintain our reputation and expand our name recognition, we may have difficulty attracting new business and retaining current clients and employees, and our business may suffer

     We believe that establishing and maintaining a good reputation and name recognition are critical for attracting and retaining clients and employees. We also believe that the importance of reputation and name recognition is increasing and will continue to increase due to the growing number of providers of Internet services. If our reputation is damaged or if potential clients are not familiar with us or the solutions we provide, we may be unable to attract new, or retain existing, clients and employees. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective solutions. If clients do not perceive our solutions to be effective or of high quality, our brand name and reputation will suffer. In addition, if solutions we provide have defects, critical business functions of our clients may fail, and we could suffer adverse publicity as well as economic liability.

Potential acquisitions may result in increased expenses, difficulties in integrating target companies and diversion of management's attention

     We may attempt to expand our solutions and service offerings and gain access to new markets through strategic acquisitions and investments. We may encounter the following risks in implementing this strategy:

     . diversion of management's attention during the acquisition and integration process;

     . costs, delays and difficulties of integrating the acquired company's operations, technologies and personnel into our existing operations, organization and culture;

     . adverse impact on earnings of amortizing the acquired company's intangible assets, which could be significant in light of the high valuations of many Internet and other information technology services companies;

     . issuances of equity securities which may be dilutive to existing stockholders to pay for acquisitions;

     . impact on our financial condition due to the timing of the acquisition or our failure to meet operating expectations for acquired businesses; and

     . expenses of any undisclosed or potential legal liabilities of the acquired company, including intellectual property, employment and warranty and product liability-related problems.

If realized, any of these risks could have a material adverse effect on our business, financial condition and results of operations.

We may encounter problems with any potential international operations

     We have no experience in promoting and selling our solutions within foreign countries or in integrating international operations into our company. As we begin pursuing international opportunities, including acquisitions, we will face a number of potential difficulties, including cultural differences, currency exchange risks, the underdevelopment of an Internet infrastructure in some international markets and different government regulatory schemes. Additionally, we will need to devote significant managerial and financial resources to locate and retain qualified personnel for international operations, as well as to obtain the necessary technical and strategic support for international expansion. As a result, we may not be able to successfully promote our services or perform client engagements in international markets. If we fail to expand our operations internationally in a timely and effective manner, it may hinder our growth and ability to compete effectively and could harm our business reputation.

     Risks Related to Our Industry

Our business may suffer if growth in Internet usage does not continue to increase

     If the usage and volume of commercial transactions on the Internet does not continue to increase, demand for our services may decrease and our business and results of operations could materially suffer. The future of our business depends upon continued growth in Internet usage by our clients, prospective clients and their customers and suppliers. Growth in Internet usage has caused capacity constraints which may potentially impede further growth if left unresolved. Factors which may affect Internet usage or e-commerce adoption include:

     .  actual or perceived lack of security of information;

     .  congestion of Internet traffic or other usage delays;

     .  inconsistent quality of service;

     .  increases in Internet access costs;

     .  increases in government regulation;

     .  uncertainty regarding intellectual property ownership;

     .  reluctance to adopt new business methods;

     .  costs associated with the obsolescence of existing infrastructure; and

     .  economic viability of e-commerce models.

Increasing government regulation could adversely affect our business

     Due to the increasing popularity of the Internet, various laws or regulations relating to the Internet may be adopted. An increase in federal, state or foreign legislation or regulation of e-commerce could hinder the Internet's growth and could decrease its usage as a commercial marketplace. If this decline occurs, existing and prospective clients may decide not to use our solutions. In addition, a number of legislative proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on online commerce. The three-year moratorium preventing state and local governments from taxing Internet access, taxing electronic commerce in multiple states and discriminating against electronic commerce. In addition, existing state and local laws that tax Internet related matters were expressly excluded from this moratorium. These regulations, and other attempts at regulating commerce over the Internet, could impair the viability of e-commerce and the growth of our business.

     Risks Related to Our Common Stock

If the market price of our common stock fluctuates significantly, you may not be able to sell our shares at or above the price at which you purchased them and, therefore, you may suffer a loss on your investments

     The market price of our common stock could fluctuate significantly in response to any of the following:

     . changes in financial estimates or investment recommendations by securities analysts following our business;

     . quarterly variations in our operating results falling below analysts' or investors' expectations in any given period;

     .  general economic and information technology services market conditions;

     . changes in economic and capital market conditions for Internet and other information technology services companies;

     . changes in market valuations of, or earnings and other announcements by, providers of Internet and other information technology services;

     . announcements by us or our competitors of new solutions, service offerings, acquisitions or strategic relationships;

     .  changes in business or regulatory conditions; and

     .  trading volume of our common stock.

     Many companies' equity securities, including equity securities of Internet and other technology companies, have experienced extreme price and volume fluctuations in recent years. Often, these fluctuations are unrelated to the companies' operating performance. Elevated levels in market prices for securities, often reached following these companies' initial public offerings, may not be sustainable and may not bear any relationship to operating performances. Our common stock may not trade at the same levels as other Internet stocks, and Internet stocks in general may not sustain their current market prices. In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business.

Provisions of our charter and bylaws and Delaware law could deter takeover attempts that may offer you a premium, which could adversely affect our stock price

     Provisions of our certificate of incorporation, our bylaws and Delaware law make acquiring control of us without the support of our board of directors difficult for a third party, even if the change of control would be beneficial to you. The existence of these provisions may deprive you of an opportunity to sell your shares at a premium over prevailing prices. The potential inability of our stockholders to obtain a control premium could adversely affect the market price for our common stock. For example, our certificate of incorporation provides that the board of directors will be divided into three classes as nearly equal in size as possible with staggered three-year terms. This classification of the board of directors has the effect of making it more difficult for stockholders to change the composition of the board of directors.

In addition, our certificate of incorporation authorizes our board of directors to issue up to 10,000,000 shares of "blank check" preferred stock. This means that, without stockholder approval, the board of directors has the authority to attach special rights to this preferred stock, including voting and dividend rights. With these rights, preferred stockholders could make it more difficult for a third party to acquire our company. A special meeting of stockholders may only be called by a majority of the board of directors or by our president, chief executive officer or chairman. In addition, a stockholder proposal for an annual meeting must be received within a specified period of time to be placed on the agenda. Because stockholders do not have the ability to require the calling of a special meeting of stockholders and are subject to timing requirements in submitting stockholder proposals for consideration at an annual meeting, any third-party takeover not supported by the board of directors would be subject to significant delays and difficulties.

Absence of dividends could reduce our attractiveness to investors

     Some investors favor companies that pay dividends. We anticipate that for the foreseeable future we will follow a policy of not declaring dividends on common stock and instead retaining earnings, if any, for use in our business. If we do not pay dividends, your return on an investment in our common stock likely will depend on your ability to sell our stock at a profit.

Our affiliates can control matters requiring stockholder approval because they own a large percentage of our common stock, and they may vote this common stock in a way with which you do not agree

     Our affiliates own approximately 78.5% of the outstanding shares of our stock. As a result, if these persons act together, they will have the ability to exercise substantial control over our affairs and corporate actions requiring stockholder approval, including the election of directors, a sale of substantially all our assets, a merger with another entity or an amendment to our certificate of incorporation. The ownership position of these stockholders could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Our primary financial instruments are cash in banks and commercial paper. We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We do not have derivative financial instruments for speculative or trading purposes.

Item 8.  Financial Statements and Supplementary Data

     The financial statements and financial statement schedules, with the report of independent accountants, listed in Item 14 are included in this annual report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.  Executive Officers, Directors and Key Employees of the Registrant

The following table contains information with respect to our executive officers, directors and key employees:

              Name                       Age               Position
              ----                       ---               --------
Executive officers and directors:
  Mark Tebbe(1).......................   38   Chairman of the Board of Directors
  C. Rudy Puryear(1)..................   48   President, Chief Executive Officer and Director
  Brian Henry.........................   43   Executive Vice President and Chief Financial
                                              Officer
  Marvin Richardson...................   37   Chief Technology Officer
  John Harne..........................   43   Chief Creative Officer
  Rick Gray...........................   43   Vice President--Marketing
  Marla Mellies.......................   40   Vice President--Human Resources
  John Oltman(1)......................   54   Vice Chairman of the Board of Directors
  Paul Carbery(2)(3)..................   38   Director
  James Cowie(1)......................   45   Director
  Judith Hamilton(3)..................   55   Director
  John Kraft(3).......................   58   Director
  John Landry(2)......................   52   Director
  Paul Yovovich(2)....................   46   Director

     __________________
(1)  Member of the executive committee
(2)  Member of the audit committee
(3)  Member of the compensation committee

     Mark Tebbe, a founder of Lante, served as our president and chief executive officer from inception until June 1999. Since June 1999, Mr. Tebbe has been our chairman of the board. Mr. Tebbe also serves as a director of ZixIt Corporation, a company which provides a technology platform for on-line security and privacy to Internet based businesses, as well as several technology-based and not-for-profit corporations.

     C. Rudy Puryear has served as our president and chief executive officer since June 1999. Mr. Puryear was Andersen Consulting's global managing partner for e-commerce from September 1997 to June 1999. Mr. Puryear served as Andersen Consulting's managing partner for information technology strategy from March 1991 to September 1997. Prior to his tenure at Andersen Consulting, Mr Puryear was managing director for Nolan, Norton & Co., an information technology strategy-consulting firm.

     Brian Henry joined Lante as executive vice president and chief financial officer in October 1999 and is responsible for our financial and information technology functions. From April 1998 to October 1999, Mr. Henry was chief operating officer of the information management group of Convergys Corporation, a leader in billing and customer care for the communications industry. He has also held several senior positions, including executive vice president and chief financial officer of Cincinnati Bell Inc., a diversified communications service company, from 1993 to 1998, and vice president and chief financial officer of Mentor Graphics Corporation, a public software company, from 1986 to 1993.

     Marvin Richardson has been our chief technology officer since October 1999. From April 1999 to October 1999, he was vice president and chief technology officer for EDS E. Solutions. From July 1996 to April 1999, he was vice president and chief technology officer for MCI Systemhouse, Inc., a network services company. From 1993 to 1995, he was chief architect at SHL Systemhouse, a company involved in client-server consulting and systems integration.

     John Harne has been our chief creative officer since February 2000. From January 1997 to February 2000, he was vice president of creative services and co-chief creative officer at IXL, Inc., a subsidiary of IXL Enterprises, Inc., an Internet services company. From 1994 to 1996, Mr. Harne served as studio manager and creative director of intermedia at Design EFX, a subsidiary of Crawford Communications, Inc., an interactive and video production company. From 1993 to 1994, he was a principal of Hummingbird Studio, Inc., a visual design studio specializing in visual interface design.

     Rick Gray has been our vice president of marketing and communications since November 1998. From May 1996 to November 1998, he was the worldwide director of public relations at A.T. Kearney, a subsidiary of EDS that is an international management consultancy and executive search firm. From June 1993 to May 1996, Mr. Gray served as director of corporate marketing and communications for SHL Systemhouse, Inc., a client-server outsourcing and systems integration firm. Prior to June 1993, he served as director of public and investor relations for Technology Solutions Company, and as vice president, group director and head of the Midwest Advanced Technology Practice for Hill and Knowlton, Inc.

     Marla Mellies has been our vice president of human resources since June 1998. From June 1995 to June 1998, Ms. Mellies was vice president of human resources for client access products at 3Com Corporation/U.S. Robotics, a provider of information networking systems. From 1992 to May 1995, Ms. Mellies served as human resources director for the International Business Group of Caremark, Inc.

     John Oltman has been vice chairman of the board of directors since July 1998. Since 1996, Mr. Oltman has served as the president of JRO Consulting, Inc., which advises and invests in technology companies. From February 1996 to August 1997, he served as chairman and senior member of the executive committee of TSW International, a provider of application software and related services. From 1991 to 1995, he served as chairman and chief executive officer of SHL Systemhouse, Inc. Prior to 1991, Mr. Oltman was a worldwide managing partner for Andersen Consulting's Chicago consulting group and a member of the Andersen Worldwide Organization board of directors. He joined Arthur Andersen in 1970. Mr. Oltman also serves as a director of InaCom Corp., an information services technology provider, and Alysis Technologies, Inc., a provider of application software solutions to financial services organizations.

     Paul Carbery has been a director since June 1999. Mr. Carbery has been a general partner of Frontenac Company, a Chicago-based private equity investing firm, since 1993. He is also a director of Allegiance Telecom, Inc., a provider of voice, data and Internet services, and MarchFirst, Inc.

     James Cowie has been a director since June 1999. Mr. Cowie has been a general partner of Frontenac Company, a Chicago-based private equity investing firm, since 1989. He is also a director of 3Com Corporation, a provider of information networking systems. He also served on the board of PLATINUM technology International, inc., a provider of system software products and related consulting services, until its sale to Computer Associates, Inc.

     Judith Hamilton has been a director since March 1999. She has been president and chief executive officer at Classroom Connect, a leader in Internet-based curriculum and professional development for K-12 education since January 1999. From April 1996 to July 1998, she served as president and chief executive officer of First Floor, Inc., an Internet information management company. From July 1992 to December 1995, she was president and chief executive officer of Dataquest, Inc., an information technology research company. Ms. Hamilton also serves as a director of R.R. Donnelley & Sons Company, Software.com, Inc., an Internet messaging solutions provider, and Classroom Connect.

     John Kraft has been a director since July 1998. Since 1993, Mr. Kraft has been active in consulting and assisting many startup companies including Modem Media, a provider of interactive marketing and communications, Two Way Communications, a provider of interactive marketing and media services, T-Zero Inc., a producer of software that delivers and manages images to digital point-of-sales displays, and BioSafe Medical Technologies, a developer of innovative technologies to exploit small blood samples for analysis. Prior to 1993, Mr. Kraft was employed for over twenty years at Leo Burnett, a leader in the advertising industry, most recently as vice chairman.

     John Landry has been a director since October 1999. Since 1995, Mr. Landry has served as vice president of technology strategy for IBM. Mr. Landry has also served as chairman of AnyDay.com, an Internet calendar and personal information management company, since February 1999. From March 1996 to January 1999, he also served as chairman of Narrative Communications, an Internet based media advertising and direct marketing company. From December 1990 to June 1995, Mr. Landry served as the senior vice president of development and chief technology officer for Lotus Development Corporation, a provider of software products and services. He also serves as a director of GIGA Information Group, a technology market research firm, MCK Communications, Inc., a voice-over-IP telecommunications company, and Interliant, Inc., an applications service provider, as well as several other private companies.

     Paul Yovovich has been a director since July 1998. He currently serves as director for several companies, including 3Com Corporation, APAC Customer Service, Inc., a customer relationship marketing firm, Focal Communications Corporation, a telecommunications provider, Comarco, Inc., a provider of wireless communication, engineering and management services, and Van Kampen Open End Funds. From 1993 to 1996, he was president of Advance Ross Corporation, an international transaction services company. Prior to 1993, he served in a variety of executive positions with Centel Corporation.

Our Advisory Group

     In 1998, we established an advisory group to assist our management team in addressing strategic issues as we position ourselves as a leader in the Internet services industry. Our nine-member advisory group consists of Judith Hamilton, John Kraft, John Landry, John Oltman and Paul Yovovich, each of whom is a director of Lante, as described above, and the following members:

     . Michael Dell, chairman and chief executive officer of Dell Computer Corporation;

     .  Dan Lynch, chairman of CyberCash, Inc.;

     . Michael Maples, former executive vice president of products for Microsoft Corporation; and

     . Morton Meyerson, chairman and chief executive officer of 2M Companies, Inc. and the former chairman and chief executive officer of Perot Systems and president and vice-chairman of EDS.

     Each advisor is expected to devote at least five days per year to performing his or her duties as a member of the advisory group, including attending semi-annual strategy sessions. We granted each of the members of the advisory group an option to purchase 200,000 shares of our common stock under our 1998 stock option plan on the date they joined the advisory group. These options vest over five years so long as they remain a member of the advisory group and terminate on the seventh anniversary of their grant date. At the time of grant, John Oltman received options for another 200,000 shares in consideration for additional consulting and advisory services he has provided to us. Each of the advisors also has invested in Lante. To date, the advisory group has been instrumental in developing plans to accelerate our growth rate, recruiting top executive and professional talent, referring qualified business leads and helping us establish a differentiated market position from our competitors.

Board of Directors

     Our certificate of incorporation authorizes a board of directors consisting of at least five, but not more than 15, members. The current board of directors consists of nine members. Our certificate of incorporation provides that the terms of office of the members of our board of directors will be divided into three classes. The Class I directors are Paul Carbery, John Kraft and John Oltman, the Class II directors are Judith Hamilton, C. Rudy Puryear and Paul Yovovich, and the Class III directors are James Cowie, John Landry and Mark Tebbe. At each annual meeting of stockholders, the successors to directors whose term will then expire will be elected to serve three-year terms. Our bylaws provide that the authorized number of directors may be changed only by resolution of our board of directors. Any additional directorships resulting from an increase in the number of directors may be changed only by resolution of the board of directors and will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of the board of directors may have the effect of delaying or preventing changes in control or management of Lante.

     Each officer is elected by, and serves at the discretion of, the board of directors. Each of our officers and directors, other than non-employee directors, devotes full-time efforts to our affairs. Our non-employee directors devote time to our affairs as is necessary to fulfill their duties. There are no family relationships among any of our directors, officers or key employees.

Committees of the Board of Directors

     Our board of directors has established an executive committee, audit committee and compensation committee.

     Our executive committee has the powers in the management of our business and affairs as our board of directors may delegate or assign to the executive committee. These powers may include evaluating and negotiating acquisitions and strategic alliances. The current members of the executive committee are Messrs. Cowie, Oltman, Puryear and Tebbe. Mr. Tebbe serves as the chairman of this committee.

     Our audit committee recommends to our entire board the independent public accountants to be engaged by us, reviews the plan, scope and results of our annual audit and reviews our internal controls and financial management policies with our independent public accountants. The current members of our audit committee are Messrs. Carbery, Landry and Yovovich. Mr. Yovovich serves as the chairman of this committee.

     Our compensation committee establishes guidelines and standards relating to the determination of executive compensation, reviews executive compensation policies and recommends to our entire board compensation for our executive officers. Our compensation committee also administers our stock option and incentive award plans and determines the number of shares covered by, and terms of, options to be granted to executive officers and key employees pursuant to these plans. Our compensation committee currently consists of Messrs. Carbery and Kraft and Ms. Hamilton. Mr. Kraft serves as the chairman of this committee.

Director Compensation

     No additional compensation is provided to our employees for serving as a director. Directors who are not our employees do not receive a cash fee for serving as a director, but are reimbursed for reasonable expenses incurred in connection with attendance at directors' meetings. During 1999, we granted options to Ms. Hamilton and Messrs. Kraft, Landry, Oltman and Yovovich for serving as directors. Ms. Hamilton and Mr. Landry each received options to purchase 80,000 shares, Mr. Oltman received options to purchase 100,000 shares and Messrs. Kraft and Yovovich each received options to purchase 120,000 shares. These options vest over periods ranging from three to four years.

Compensation Committee Interlocks and Insider Participation

     No member of the compensation committee has been an officer or employee of us at any time. None of our executive officers serves as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our board of directors or compensation committee. Prior to the formation of the compensation committee in June 1999, the board of directors as a whole made decisions relating to compensation of our executive officers.

Item 11.  Executive Compensation

The following table contains information concerning all compensation paid by Lante during 1999 to our chief executive officer and our four other most highly compensated executive officers.

                                                                         Long-term
                                                                    compensation awards
                                                                   Securities underlying      All other
                                          Salary ($)   Bonus ($)        options (#)        compensation ($)
                                          ----------   ---------   ---------------------   ----------------
Mark Tebbe  ............................   $360,000     $216,000              --             $    2,872(1)
 Chairman of the Board of Directors
C. Rudy Puryear(2)  ....................    251,894      125,000               7              2,149,513
 President and Chief Executive Officer
Rick Gray  .............................    200,000       52,500              --                     --
 Vice President--Marketing
Marla Mellies  .........................    150,000       53,000          70,000                     --
 Vice President--Human Resources
Pantelis Georgiadis(3)  ................    202,079           --           -- (4)                90,909(5)
 Chief Operating Officer

     __________________
(1) Represents premiums paid by us for term life and short-term disability insurance.
(2) Mr. Puryear was not affiliated with Lante until June 16, 1999. "All Other Compensation" includes $2,148,000 attributable to the difference between the fair value of our common stock and the price paid by Mr. Puryear for
     2.4 million shares of our common stock.
(3) Mr. Georgiadis' employment as chief operating officer was terminated as of September 10, 1999.
(4) We entered into an agreement with Mr. Georgiadis dated June 3, 1999 whereby previously granted options to purchase 1,000,000 shares were fully vested and previously granted options to purchase 750,000 shares were canceled.
(5) We paid this amount to Mr. Georgiadis in connection with the termination of his employment.

Option Grants in 1999


     The following table contains information concerning our grant of stock options during 1999 to our chief executive officer and our four other most highly compensated executive officers. Potential realizable value is presented net of the option exercise price, but before any federal or state income taxes associated with exercise, and is calculated assuming that the fair market value on the date of the grant appreciates at the indicated annual rates, compounded annually, for the term of the option. The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future increases in the price of our common stock. Actual gains will be dependent on the future performance of our common stock and the option holder's continued employment throughout the vesting period. The amounts reflected in the following table may not be achieved.

                                                                                            Potential realizable
                                                                                              value at assumed
                                                                                            annual rates of stock
                           Number of shares   Percent of total                               price appreciation
                              underlying      options granted    Exercise or                   for option term
                           options granted      to employees     base price    Expiration   ---------------------
Name                             (#)           in fiscal year      ($/Sh)         date          5%         10%
------------------------   ----------------   ----------------   -----------   ----------   ---------   ---------
Mark Tebbe .............          --                 --               --           --           --          --
C. Rudy Puryear ........          --                 --               --           --           --          --
Rick Gray ..............          --                 --               --           --           --          --
Marla Mellies ..........        70,000              1.66%           $.0365       5/28/08     $14,086     $34,696
Pantelis Georgiadis(1) ..         --                 --               --           --           --          --

--------------------
(1) Mr. Georgiadis entered into an agreement with us dated June 3, 1999 whereby options to purchase 1,000,000 shares were fully vested and options to purchase 750,000 shares were canceled. Mr. Georgiadis' employment was terminated as of September 10, 1999.


1999 Option Exercises and Option Values

     The following table contains information regarding unexercised options held at, and options exercised during the fiscal year ended, December 31, 1999 by our chief executive officer and our four other most highly compensated executive officers. The value of "in-the-money" options represents the difference between the exercise price of an option and the fair market value of our common stock as of December 31, 1999, which, solely for purposes of this calculation, we estimate to have been $11.00 per share.

                                Shares        Value      Number of shares underlying      Value of unexercised
                             acquired on     realized      unexercised options at        in-the-money options at
                             exercise (#)      ($)          December 31, 1999 (#)         December 31, 1999 ($)
                             ------------    --------    ---------------------------    -------------------------
                                                          Exercisable/Unexercisable     Exercisable/Unexercisable
Mark Tebbe ..............          --           --                 --/--                         --/--
C. Rudy Puryear .........          --           --                 --/--                         --/--
Rick Gray ...............        75,000      $729,938           6,250/218,750               $67,078/2,347,734
Marla Mellies ...........        61,458       600,752           4,167/204,375                44,899/2,192,341
Pantelis Georgiadis(1) ..     1,000,000       620,000              --/--                         --/--

--------------------
(1) Mr. Georgiadis entered into an agreement with us dated June 3, 1999 whereby options to purchase 1,000,000 shares were fully vested and options to purchase 750,000 shares were canceled. Mr. Georgiadis' employment was terminated as of September 10, 1999.


Employment Agreements

     We have entered into an employment agreement with Mark Tebbe, our chairman of the board, that provides for an annual base salary of $360,000 and an annual bonus based upon his performance. The employment agreement may be terminated by either Mr. Tebbe or us, provided that the board of directors may elect, other than in the case of termination of the employment agreement by us for cause, to pay a severance amount to Mr. Tebbe in the amount of $360,000 plus his most recent annual bonus. This agreement imposes upon Mr. Tebbe noncompetition and non-solicitation restrictions for two years after termination of his employment.

     We have entered into an employment agreement with Rudy Puryear, our president and chief executive officer, that provides for an annual base salary of $500,000 in each of 2000 and 2001 and a guaranteed bonus of $250,000, pro-rated for the days of employment, for 1999, $250,000 for 2000 and $125,000 for 2001. This agreement imposes on Mr. Puryear nonsolicitation restrictions for two years following termination of his employment and noncompetition restrictions for six months following termination of his employment.

     In connection with his employment agreement, Mr. Puryear purchased 2.4 million restricted shares of common stock for $1.345 per share. These shares vest over 48 months. In connection with this purchase, we loaned Mr. Puryear $3.2 million. As of December 31, 1999, $3,314,672 of principal and accrued interest on the loan was outstanding. All principal and accrued interest on this loan are due on February 14, 2003. In addition, we made a second loan to Mr. Puryear for his personal use in the amount of $2.5 million. As of December 31, 1999, $2.5 million of principal and accrued interest on the loan was outstanding. Principal and accrued interest on this loan are due upon the earlier of June 30, 2003 or six months from the termination of Mr. Puryear's employment. If Mr. Puryear is still employed as of June 30, 2003 and a liquidity event has not occurred or a valuation target of $16.67 per share for Mr. Puryear's stock has not been reached, then this loan will be forgiven prospectively at the rate of $100,000 per month.

     Mr. Puryear is entitled to a one-time bonus pursuant to his employment agreement, payable upon the earliest of (1) six months from the date of termination of employment, (2) June 30, 2003 or (3) the date the accrued interest on the $2.5 million loan is paid in full. If Mr. Puryear repays this loan, he is entitled to a bonus equal to $20,833 times the number of full months of his employment from June 16, 1999 until the accrued interest is paid.

     If Mr. Puryear's employment is terminated other than by us for cause, he will be entitled to severance pay equal to one year's base salary plus the current year's target bonus, 18 months' acceleration on the release of shares of restricted stock from our right to repurchase for cost and the unpaid principal balance of the $2.5 million loan being forgiven at the rate of $83,333 for each full month of service provided to us. Upon any termination of Mr. Puryear's employment, except following a change of control, we have the right to repurchase from Mr. Puryear the unvested portion of the 2.4 million shares purchased by Mr. Puryear at the price he paid for these shares. Upon a change in control, all of these shares will become fully vested. We have also granted registration rights to Mr. Puryear requiring that we file a Form S-8 registration statement, including a resale prospectus as necessary, to allow Mr. Puryear to resell his shares at the same time and in the same amount as would be available under Rule 144 had Mr. Puryear not acquired his shares pursuant to a secured loan.

     We have entered into an employment agreement with Brian Henry, our chief financial officer, that provides for an annual base salary of $250,000 and an annual bonus, with a target bonus of $100,000, pro-rated for the days of employment for 1999. This employment agreement imposes upon Mr. Henry non-solicitation obligations for two years after termination of his employment.

     In connection with his employment agreement, we issued 300,000 shares of our common stock to Mr. Henry for the aggregate amount of $673,500. Of these shares, 200,000 shares are subject to our right to repurchase at the then fair market value, and 50,000 of these shares will be released from our repurchase right for each full year of service. Mr. Henry also received an option grant for 700,000 shares of common stock which will vest over four years. The exercise price of Mr. Henry's options is $2.245 per share.

     If Mr. Henry's employment is terminated without cause, we will be obligated to pay Mr. Henry severance of six months' base salary plus a pro-rated portion of his target bonus and the vesting of his stock options will be accelerated by one year. Upon a change in control, Mr. Henry may terminate his employment and will be entitled to severance of six months' base salary plus a pro-rated portion of his target bonus, the vesting of his stock options will be accelerated by one year and the 200,000 restricted shares originally purchased by Mr. Henry in connection with his employment agreement will be released from our repurchase right.


Stock Option Plan

     In 1998, we adopted, and our stockholders approved, the establishment of our 1998 stock option plan, which is designed to promote our overall financial objectives by attracting and motivating board members, officers, employees and other persons who are instrumental to our long-term growth. The 1998 plan is administered by the compensation committee of our board and provides the committee with broad discretion to fashion the terms of grants of options, including type, size and exercise price, as it deems appropriate. The committee also selects the persons to whom options are granted. The plan permits the issuance of stock options for the purchase of up to 15 million shares of our common stock. As of December 31, 1999, 6,379,750 shares of our common stock remained available for grants under the 1998 plan.

     Subject to the terms of the specific option agreement, each option to purchase common stock issued under our 1998 plan will become exercisable in stages beginning one year after its grant date, when 1/4th of the participant's options will become exercisable. An additional 1/48th of each option will become exercisable as of the last day of each month thereafter. As a result, each option will be exercisable in full 48 months after its grant date. An optionee may only transfer options to his or her immediate family members, trusts for the benefit of the optionholder or his or her immediate family or an entity in which the optionee owns all of the equity interests. Generally, there is no acceleration of vesting in the event of a change in control or otherwise. However, on June 17, 1999, we amended the option agreements of Marla Mellies, Rick Gray and the members of the advisory group to provide for acceleration of all unvested options upon a change in control. All vested options at the date of termination of employment will be exercisable for 90 days following termination.

     The outstanding options that have been granted to our non-employee directors and advisory group members have terms of seven years and all other outstanding option grants under the plan have terms of nine years.


Stock Purchase Plan

     We have adopted an employee stock purchase plan under which a total of 800,000 shares of our common stock will be made available for sales to our employees. The compensation committee of our board will administer the stock purchase plan. Employees are eligible to participate in the stock purchase plan if they are employed by us for at least 20 hours per week and for more than five months in any calendar year. The stock purchase plan will permit our eligible employees to purchase our common stock through payroll deductions.

     The stock purchase plan will operate on a calendar year basis. The stock purchase plan will be implemented in a series of consecutive offering periods, each approximately six months long. Each participant will be granted an option to purchase our common stock on the first day of the six-month period and this option will be automatically exercised on the last day of each offering period to the extent of funds deducted from the participant's compensation during the specific offering period. The exercise price of the option granted under the stock purchase plan will be not less than 85% of the lower of our stock's closing price on the first day of the offering period and the last day of the offering period. Employees may end or modify their participation in the stock purchase plan at any time during an offering period. Participation ends automatically upon termination of employment, except in the case of death, disability or retirement, in which case payments may still be made for the current offering period in the amount the participant would have contributed if his or her employment had not been terminated. Payroll deductions may not exceed $25,000 for any employee in any calendar year.

     No person will be able to purchase our common stock under the stock purchase plan if that person, immediately after the purchase, would own stock possessing 5% or more of the total combined voting power or value of all outstanding shares of all classes of our stock.


Limitation of Liability and Indemnification Matters

     Our certificate of incorporation contains provisions that eliminate the personal liability of our directors to us or our stockholders for monetary damages for breach of their fiduciary duty as a director to the fullest extent permitted by the Delaware General Corporation Law, except for liability:

     .  for any breach of their duty of loyalty to us or our stockholders;

     . for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

     . for unlawful payments of dividends or unlawful stock repurchases or redemptions; or

     . for any transaction from which the director derived an improper personal benefit.

     These provisions do not affect a director's responsibilities under any other laws, including the federal securities laws or state or federal environmental laws.

     Our bylaws also contain provisions that require us to indemnify our directors, and permit us to indemnify our officers and employees, to the fullest extent permitted by Delaware law. However, we are not obligated to indemnify any such person:

     . with respect to proceedings, claims or actions initiated or brought voluntarily by any such person and not by way of defense; or

     . for any amounts paid in settlement of an action indemnified against by us without our prior written consent.

We have entered into indemnity agreements with each of our directors and executive officers providing for the indemnification described above. We believe that these limitations on liability are essential to attracting and retaining qualified persons as directors and officers. We have obtained directors' and officers' liability insurance.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table contains information regarding the beneficial ownership of our common stock as of March 23, 2000 by:

     . each person or group of affiliated persons known by us to beneficially own more than 5% of the outstanding shares of our common stock;
     .  each of our directors;
     .  each executive officer; and
     .  all of our directors and executive officers as a group.

     Unless otherwise indicated below the persons in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Beneficial ownership is determined in accordance with the rules of the SEC. The number of shares beneficially owned by a person and the percentage ownership of that person includes shares of our common stock subject to options held by that person that are currently exercisable or exercisable on or before May 22, 2000, as disclosed in the "Options to purchase shares included in beneficial ownership" column.

     Unless otherwise indicated, the address of each person who beneficially owns 5% or more of our common stock is c/o Lante Corporation, 161 North Clark Street, Suite 4900, Chicago, Illinois 60601.

                                                                                                       Options to
                                               Number of shares                                     purchase shares
                                                     of                  Percentage of                included in
                                                common stock             voting power                  beneficial
                                               beneficially owned           owned                      ownership
                                               ------------------        -------------              ---------------
Name and Address
----------------
Executive officers and directors:
  Mark Tebbe...............................            13,020,500             33.1%                              --
  C. Rudy Puryear(1).......................             2,445,500              6.2                               --
  Brian Henry(2)...........................               325,000                *                               --
  Marvin Richardson........................                20,200                *                               --
  John Harne...............................                    --               --                               --
  Rick Gray................................               122,500                *                           37,500
  Marla Mellies............................                95,416                *                           23,958
  Pantelis Georgiadis(3)...................                    --               --                               --
  Paul Carbery(4)..........................             5,391,532             13.7                               --
  James Cowie(4)...........................             5,391,532             13.7                               --
  Judith Hamilton..........................               255,495                *                           20,000
  John Landry..............................               542,233              1.4                           91,667
  John Kraft(5)............................               681,006              1.7                           20,000
  John Oltman(6)...........................             1,102,638              2.8                           20,000
  Paul Yovovich............................               678,380              1.7                           21,500
Five percent stockholders:
  Frontenac Company VII LLC(7)............              5,391,532             13.7                               --
  John Meyer(8)............................             2,946,500              7.5                           32,125
  Dell USA L.P.(9).........................             3,414,428              8.7                               --
  Michael Dell(10).........................             4,051,204             10.3                               --

All executive officers and directors as a
 group:
  (14 people)..............................            24,680,400             62.3                          234,625
-------------------------------------------------------------------------------------------------------------------

 ___________________
*less than 1%.
(1) Includes 80,000 shares in the aggregate held by family members of Mr. Puryear. Mr. Puryear disclaims beneficial ownership of these 80,000 shares.
(2) Includes 300,000 shares held by BRH Wynstone Limited Partnership, an entity of which Mr. Henry is a general partner.
(3)  Mr. Georgiadis' employment was terminated as of September 10, 1999.
(4) Represents 5,134,456 shares held by Frontenac VII Limited Partnership and 257,076 shares held by Frontenac Masters VII Limited Partnership. Mr. Cowie and Mr. Carbery are each a member of Frontenac Company VII LLC, which is the sole general partner of Frontenac VII Limited Partnership and Frontenac Masters VII Limited Partnership. As a result, Mr. Cowie and Mr. Carbery may each be deemed to have beneficial ownership of the shares held by Frontenac VII Limited Partnership and Frontenac Masters VII Limited Partnership. Mr. Cowie and Mr. Carbery each disclaim beneficial ownership of these shares, except to the extent of their pecuniary interests.
(5) Includes 357,006 shares held by Kraft Enterprises Ltd., an entity directly controlled by Mr. Kraft.
(6) Represents 1,033,134 shares held by JRO Consulting, Inc., a corporation controlled by Mr. Oltman, and 49,504 shares held by the John R. Oltman Charitable Foundation.
(7) Includes 5,134,456 shares held by Frontenac VII Limited Partnership and 257,076 shares held by Frontenac Masters VII Limited Partnership. Frontenac Company VII LLC is the sole general partner of both limited partnerships. The address of Frontenac Company VII LLC is 135 South LaSalle Street, Suite 3800 Chicago, Illinois 60603.
(8) Includes 2,425,000 shares held by trusts for the benefit of family members of Mark Tebbe, of which Mr. Meyer serves as trustee. Mr. Meyer disclaims beneficial ownership of these 2,425,000 shares. Also includes 3,636 shares in the aggregate held by family members of Mr. Meyer.
(9) Does not include 600,000 shares held by Michael Dell, individually, and 36,776 shares held by DBV Investments, L.P., an entity affiliated with MSD Capital, L.P., the private investment firm for Mr. Dell. Dell USA L.P. does not have any ownership interest in, or voting or investment power with respect to, shares owned by DBV Investments, L.P. or Michael Dell. The address of Dell USA L.P. is One Dell Way, Round Rock, Texas 78682.
(10) Includes 600,000 shares held by Michael Dell individually, 36,776 shares held by DBV Investments, L.P., an entity affiliated with MSD Capital, L.P., the private investment firm for Mr. Dell, and 3,414,428 shares held by Dell USA L.P., a wholly-owned subsidiary of Dell Computer Corporation. Mr. Dell is the chairman, chief executive officer and a principal stockholder of Dell Computer Corporation. Mr. Dell disclaims beneficial ownership of the shares held by Dell USA L.P.

Item 13. Certain Relationships and Related Transactions

     On June 15, 1999, we repurchased the following number of shares from officers and directors: 2.35 million shares from Mark Tebbe and trusts for the benefit of his family members and 56,250 from John Meyer, each at a repurchase price of $2.245 per share.

     In connection with a purchase by Pantelis Georgiadis of 1.0 million shares of common stock in June 1999, we loaned Mr. Georgiadis $276,000 pursuant to a secured promissory note. On September 30, 1999, we cancelled this note by offsetting all amounts owed to us under the note against the proceeds to Mr. Georgiadis from our repurchase of all of his shares on this date.

     On June 17, 1999, we sold an aggregate of 3,323,904 shares of Series A convertible preferred stock to Frontenac VII Limited Partnership, Frontenac Masters VII Limited Partnership and Dell USA, L.P. for the aggregate amount of $23.5 million. The conversion price of the Series A convertible preferred stock is $3.54 per share. Two members of our board of directors, Paul Carbery and James Cowie, are affiliated with Frontenac Company, the sole general partner of Frontenac VII Limited Partnership and Frontenac Masters VII Limited Partnership. On June 17, 1999, we also entered into a registration agreement with the holders of our Series A convertible preferred stock and some of the holders of our common stock, which provides these holders with demand and piggyback registration rights.

     On June 30, 1998, we raised $2,595,000 through the issuance of convertible subordinated notes due 2007. We redeemed all of these notes on July 1, 1999 in exchange for 2.7 million shares of our common stock at $0.86 per share. The holders of these notes included Michael Dell, John Kraft, whose directly-controlled entity, Kraft Enterprises Ltd., was issued a note, John Landry, John Oltman and Paul Yovovich.

     On July 16, 1999, we sold an aggregate of 212,165 shares of Series A convertible preferred stock to a number of our advisors, for an aggregate price of $1.5 million. The purchasers of stock on July 16, 1999 included Judith Hamilton, John Kraft, John Landry, John Oltman, Paul Yovovich and DBV Investments, L.P., an entity affiliated with MSD Capital, L.P., a private investment firm for Michael Dell.

     ZixIt Corporation retained us in 1999 to architect, design and develop a signature server and two related products. In 1999, fees under this engagement represented 30% of our total revenues. Mark Tebbe, our chairman of the board, became a member of ZixIt's board of directors in March 1999. In connection with the completion of our engagement by ZixIt in the three-month period ended December 31, 1999, we issued to ZixIt an option to purchase up to 400,000 shares of our common stock at an exercise price of $7.00 per share. Pursuant to an agreement executed simultaneously with this grant, we have an option to purchase up to 166,666 shares of ZixIt's common stock at an exercise price of $7.625 per share. The number of shares of common stock issuable upon exercise of either of these options will not exceed a number of shares having a fair market value at the time of exercise of $12.0 million in the aggregate. ZixIt and we have agreed not to transfer any of the shares issuable upon exercise of our respective options until after the earlier of 180 days from February 10, 2000 and certain changes of control of us or ZixIt.

     In December 1999, we entered into an agreement with Dell USA, L.P., a subsidiary of Dell Computer Corporation, and some of our officers, advisors and other stockholders regarding the sale of shares of our common stock. Under this agreement, Dell USA purchased 1.0 million shares of our common stock from us and
1.0 million shares from Mark Tebbe and some family trusts for a purchase price of $11.00 per share. In conjunction with this agreement, some of our officers, directors and other stockholders also purchased an aggregate of 510,186 shares from us at the same price, the majority of which were acquired pursuant to contractual preemptive rights. The closing of these purchases occurred on December 10, 1999 and January 10, 2000. We also have entered into a master services agreement that contemplates Dell providing us with at least $40.0 million of total revenues over a five-year period. Dell may terminate the agreement after three years, and the guaranteed revenues for the first three years would be $15 million. We believe this agreement is on customary business terms.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  We have filed the following documents as part of this annual report:

     1. We have filed the following financial statements, with the report of independent auditors, as part of this annual report:

          Report of PricewaterhouseCoopers LLP, Independent Public Accountants Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999
          Balance Sheets as of December 31, 1998 and 1999
          Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1998 and 1999
          Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999
          Notes to Financial Statements

     2. We have filed the following financial statement schedules as part of this annual report:

          Schedule II -- Valuation and Qualifying Accounts

     3. We have filed, or incorporated by reference, the following exhibits with this annual report:


Exhibit
Number                               Exhibit
-------          ----------------------------------------------

3.1 +            Form of Amended and Restated Certificate of
                 Incorporation of the Registrant.

3.2  +           Form of Amended By-laws of the Registrant

4  +             Specimen stock certificate representing Common
                 Stock

10.1*  +         1998 Stock Option Plan

10.2* +          Registrant's Stock Purchase Plan

10.3  +          Form of Indemnification Agreement


Exhibit
Number                                  Exhibit
----------       -------------------------------------------------------
10.4  +          Registration Agreement

10.5 +           Software License and Services Agreement between Evolve
                 Software, Inc. and Registrant dated September 3, 1999

10.6* + Employment, Confidentiality and Noncompete Agreement between Registrant and Mark A. Tebbe

10.7* +          Employment Agreement between Registrant and C. Rudy
                 Puryear

10.8* + Employment, Confidentiality and Noncompete Agreement between Registrant and Brian Henry

10.9 +           Restricted Stock Agreement between Registrant and C.
                 Rudy Puryear dated as of June 30, 1999

10.10 +          Pledge Agreement by and between Registrant and C. Rudy
                 Puryear dated June 30, 1999

10.11 +          Promissory Note in the amount of $2,500,000 by C. Rudy
                 Puryear to the Registrant, dated June 30, 1999

10.12 +          Secured Promissory Note in the amount of $3,228,000 by
                 C. Rudy Puryear to the Registrant dated June 30, 1999

10.13 +          Amended and Restated Loan and Security Agreement between
                 Registrant and Old Kent Bank, dated December 29, 1998, as amended on June 15, 1999

10.14 + Common Stock Purchase Agreement between Registrant and certain stockholders

10.15 +          Master Services Agreement between Registrant and Dell
                 Products, L.P.

21 +             Subsidiaries of Registrant

27               Financial Data Schedule

________________________
*Management Contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report.

+Previously filed with the Company's registration statement on Form S-1 (File No. 333-92373) and incorporated herein by reference.

(b)  Reports on Form 8-K:

     We did not file any current reports on Form 8-K during the quarter ended December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the ____ day of March, 2000.

                                       LANTE CORPORATION

                                       By:  /s/ C. Rudy Puryear
                                            -------------------
                                            C. Rudy Puryear, Chief Executive
                                            Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the _____ day of March, 2000.



             Signature                                     Title
-----------------------------------         ------------------------------------

          /s/ Mark Tebbe
-----------------------------------
            Mark Tebbe                      Chairman of the Board of Directors

        /s/ C. Rudy Puryear
-----------------------------------         Chief Executive Officer, President
          C. Rudy Puryear                   and Director (Principal Executive
                                            Officer

          /s/ Brian Henry
-----------------------------------         Executive Vice President, Chief
            Brian Henry                     Financial Officer (Principal
                                            Financial Officer)

       /s/ William J. Davis
-----------------------------------         Controller (Principal Accounting
         William J. Davis                   Officer)

         /s/ Paul Carbery
-----------------------------------         Director
           Paul Carbery

          /s/ James Cowie
-----------------------------------         Director
            James Cowie

        /s/ Judith Hamilton
-----------------------------------         Director
          Judith Hamilton

          /s/ John Kraft
-----------------------------------         Director
            John Kraft

          /s/ John Landry
-----------------------------------         Director
            John Landry

          /s/ John Oltman
-----------------------------------         Director
            John Oltman

         /s/ Paul Yovovich
-----------------------------------         Director
           Paul Yovovich

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                Page
                                                                              -------
Consolidated Financial Statements of Lante Corporation:
  Report of Independent Accountants...........................................  F-2
  Consolidated Statements of Operations.......................................  F-3
  Consolidated Balance Sheets.................................................  F-4
  Consolidated Statements of Stockholders' Equity.............................  F-5
  Consolidated Statements of Cash Flows.......................................  F-6
  Notes to Consolidated Financial Statements..................................  F-7

                       Report of Independent Accountants
                       ---------------------------------

To the Board of Directors and
 Stockholders of Lante Corporation

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of Lante Corporation and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


Chicago, Illinois
February 18, 2000

                               LANTE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                            Year ended December 31,
                                                          ---------------------------
                                                            1997      1998      1999
                                                          -------   -------   -------
Revenues...............................................   $11,134   $15,369   $23,078
Related party revenues -- ZixIt Corporation (Note 9)...        --        --     9,886
                                                          -------   -------   -------
Total revenues.........................................    11,134    15,369    32,964
Operating expenses:
  Professional services................................     6,175     7,001    17,477
  Selling, general and administrative..................     4,722     6,803    18,104
  Amortization of deferred compensation................        --        --     1,188
                                                          -------   -------   -------
Total operating expenses...............................    10,897    13,804    36,769
                                                          -------   -------   -------

Income (loss) from operations..........................       237     1,565    (3,805)
Other income, net......................................        --        --       283
Interest (expense) income, net.........................       (20)       (1)      509
                                                          -------   -------   -------
Income (loss) before income taxes......................       217     1,564    (3,013)
Income tax (provision) benefit.........................        (4)       (8)      431
                                                          -------   -------   -------

Net income (loss)......................................   $   213   $ 1,556   $(2,582)
Dividends and accretion on mandatorily redeemable
 preferred stock.......................................        --        --      (977)
                                                          -------   -------   -------
Net income (loss) available to common stockholders.....   $   213   $ 1,556   $(3,559)
                                                          =======   =======   =======

Basic and diluted net income (loss) per common share...   $  0.01   $  0.08   $ (0.16)

Unaudited pro forma basic and diluted net income (loss)
  per common share (Note 2)............................   $  0.01   $  0.04   $ (0.15)

Basic and diluted weighted average shares outstanding..    20,167    20,607    22,204


 The accompanying notes are an integral part of these consolidated financial statements.

                               LANTE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                                          December 31,
                                                                                                        1998       1999
                                                                                                       -------   --------
Assets
Current assets:
  Cash and cash equivalents.........................................................................   $ 3,377   $ 13,692
  Trade accounts receivable (net of allowance of $313 and $896 at December 31,
   1998 and 1999, respectively).....................................................................     3,088     10,171
  Trade accounts receivable--related party..........................................................        --        178
  Deferred income taxes -- current..................................................................        --        487
  Other current assets..............................................................................       103        607
                                                                                                       -------   --------
    Total current assets............................................................................     6,568     25,135
Property and equipment, net.........................................................................       682      6,380
Deferred income taxes -- long term..................................................................        --        585
Other assets........................................................................................        70      9,386
                                                                                                       -------   --------
    Total assets....................................................................................   $ 7,320   $ 41,486
                                                                                                       =======   ========

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable..................................................................................   $   328   $  5,717
  Accrued compensation and related costs............................................................     1,284      3,151
  Deferred revenues.................................................................................        62      2,005
  Deferred revenues--related party..................................................................        --        150
  Other current liabilities.........................................................................        14        377
  Current portion of note payable--redeemed shares..................................................        --      1,002
                                                                                                       -------   --------
    Total current liabilities.......................................................................     1,688     12,402
Subordinated convertible debt.......................................................................     2,644         --
Other noncurrent liabilities........................................................................        73        116
Noncurrent portion of note payable--redeemed shares.................................................        --      2,005
                                                                                                       -------   --------
    Total liabilities...............................................................................     4,405     14,523
                                                                                                       -------   --------

Commitments and contingencies

Mandatorily redeemable preferred stock:
  Series A convertible preferred stock, $0.01 par value; 4,243 shares allocated and 3,536
   shares issued and outstanding as of December 31, 1999............................................        --     25,728
                                                                                                       -------   --------

Stockholders' equity:
  Preferred stock, $0.01 par value; 10 shares authorized as of December 31,
   1998, 10,000 shares authorized as of December 31, 1999; 4,243 shares allocated to
   Series A convertible preferred stock as of December 31, 1999.....................................        --         --
  Common stock, $0.01 par value; none authorized, issued or outstanding at December 31,
   1998, 50,000 authorized, 26,069 shares issued and outstanding at
   December 31, 1999................................................................................        --        260
  Common stock class A, $0.01 par value, 10,191 shares issued and outstanding at December 31, 1998; none authorized, issued and
   outstanding at December 31, 1999.................................................................       102         --
  Common stock class B, $0.01 par value, 12,291 shares issued and outstanding at December 31, 1998; none authorized, issued and
   outstanding at December 31, 1999.................................................................       123         --
  Additional paid in capital........................................................................       577     18,509
  Retained earnings (deficit).......................................................................     2,113     (9,606)
  Deferred compensation.............................................................................        --     (4,613)
  Note receivable--stockholder......................................................................        --     (3,315)
                                                                                                       -------   --------
    Total stockholders' equity......................................................................     2,915      1,235
                                                                                                       -------   --------
    Total liabilities and stockholders' equity......................................................   $ 7,320   $ 41,486
                                                                                                       =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               LANTE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)


                                  Shares                    Par Value
                         -------------------------   ------------------------                                             Total
                                                                               Additional  Retained  Deferred    Note     Stock-
                                                                                Paid In    Earnings  Compensa-  Receiv-   holders'
                         Common   Class A  Class B   Common   Class A Class B   Capital    (Deficit)   tion      able     Equity
                         ------   -------  -------   ------   ------- -------  ----------  --------- ---------  -------   --------
Balance at December 31,
  1996..................     --   10,125    10,125   $   --     $ 101  $ 101   $    35   $    364   $    --      $    --  $   601
Net income..............     --       --        --       --        --     --        --        213        --           --      213
Redemption of common
  stock.................     --      (84)      (84)      --        (1)    (1)      (15)        --        --           --      (17)
                         ------  -------    ------   ------     -----  ------  --------   -------   --------      -------  -------
Balance at December 31,
  1997..................     --   10,041    10,041       --       100    100        20        577        --           --      797
Redemption of common
  Stock--Class A and B..     --     (150)     (150)      --        (1)    (1)      (30)        --        --           --      (32)
Issuance of common stock--
  Class A and B.........     --      300     1,200       --         3     12       322         --        --           --      337
Exercise of stock options
  and Issuance of
  restricted shares....      --       --     1,200       --        --     12       258         --        --           --      270
Amortization of
  compensation expense..     --       --        --       --        --     --         7         --        --           --        7
Net income..............     --       --        --       --        --     --        --      1,556        --           --    1,556
Dividends...............     --       --        --       --        --     --        --        (20)       --           --      (20)
                         ------  -------    ------   ------     -----   -----  -------   -------   --------      -------  -------
Balance at December 31,
  1998..................     --   10,191    12,291       --       102    123       577      2,113        --           --    2,915
Conversion of Class A
  and Class B common
  stock to one class
  of common shares...... 22,481  (10,191)  (12,291)     225      (102)  (123)       --         --        --           --       --
Redemption of common
  stock................. (4,460)      --        --      (45)       --     --    (4,916)    (4,567)       --           --   (9,528)
Issuance of common
  stock.................  3,640       --        --       36        --     --    10,399         --        --       (3,315)   7,120
Conversion of debt to
  Common stock..........  2,700       --        --       27        --     --     2,667         --        --           --    2,694
Exercise of stock
  options...............  1,708       --        --       17        --     --       387         --        --           --      404
Preferred stock
  dividends and
  Accretion.............     --       --        --       --        --     --      (977)        --        --           --     (977)
Deferred compensation...     --       --        --       --        --     --     5,190         --    (5,190)          --       --
Amortization of
  compensation expense..              --        --       --        --     --        --         --       577           --      577
Issuance of options and
  warrants..............     --       --        --       --        --     --     1,258         --        --           --    1,258
Stock committed to Lante
  Foundation............     --       --        --       --        --     --     3,360         --        --           --    3,360
Income tax benefit from
  exercise of stock
  options...............     --       --        --       --        --     --       564         --        --           --      564
Net loss................     --       --        --       --        --     --        --     (2,582)       --           --   (2,582)
Dividends...............     --       --        --       --        --     --        --     (4,570)       --           --   (4,570)
                         ------  -------    ------   ------     -----  -----      ----    -------  --------      -------  -------
Balance at December 31,
  1999.................. 26,069       --        --   $  260     $  --  $  --   $18,509    $(9,606)  $(4,613)      $(3,315) $1,235
                         ======  =======    ======   ======     =====  =====   =======    =======   =======       =======  =======



   The accompanying notes are an integral part of these consolidated financial statements.

                               LANTE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                              Year ended December 31,
                                                                           1997        1998        1999
                                                                          -----       ------      -------
Cash flows from operating activities:
  Net income (loss)....................................................   $ 213       $1,556      $(2,582)
  Adjustments to reconcile net income (loss) to net cash
    Provided by (used in) operating activities:
      Depreciation and amortization....................................     255          267          645
      Deferred income taxes............................................      --           --         (508)
      Interest income from loan to executive officer...................      --           --          (87)
      Option issued ZixIt Corporation..................................      --           --        1,258
      Option received from ZixIt Corporation...........................      --           --       (4,902)
      Amortization of compensation and warrant expense.................      --            7        1,188
      Charitable stock contribution....................................      --           --        3,360
      Other, net.......................................................       8          (11)          50
      Increase (decrease) in cash attributable to changes in assets and liabilities:
          Trade accounts receivable....................................    (312)        (750)      (7,107)
          Other current assets.........................................      94          (69)        (504)
          Other assets.................................................      (9)           4       (3,882)
          Accounts payable.............................................      57          174        5,349
          Accrued compensation and related costs.......................    (345)         164        2,226
          Deferred revenues............................................     387         (537)       2,093
          Other liabilities............................................      (8)          65           15
                                                                          -----       ------      -------
            Net cash provided by (used in) operating activities........     340          870       (3,388)
                                                                          -----       ------      -------
Cash flows from investing activities:
  Capital expenditures.................................................    (588)        (367)      (6,157)
  Acquisitions, net of cash acquired...................................      --           --         (426)
                                                                          -----       ------      -------
            Net cash used in investing activities......................    (588)        (367)      (6,583)
                                                                          -----       ------      -------
Cash flows from financing activities:
  Payments on bank debt and note payable...............................      --         (800)         (24)
  Payments on note payable to stockholder..............................    (450)        (350)          --
  Proceeds from issuance of bank debt and note payable.................     800           24           --
  Proceeds from issuance of subordinated convertible debt..............      --        2,595           --
  Proceeds from issuance of mandatorily redeemable preferred stock, net      --           --       24,751
  Proceeds from issuance of common stock, net..........................      --          607        9,878
  Redemption of common stock...........................................     (17)         (32)      (6,521)
  Loan to executive officer............................................      --           --       (3,228)
  Dividends paid  .....................................................     (59)         (20)      (4,570)
                                                                          -----       ------      -------
            Net cash provided by financing activities..................     274        2,024       20,286
                                                                          -----       ------      -------
            Net increase in cash and cash equivalents..................      26        2,527       10,315
Cash and cash equivalents, beginning of period.........................     824          850        3,377
                                                                          -----       ------      -------
Cash and cash equivalents, end of period...............................   $ 850       $3,377      $13,692
                                                                          =====       ======      =======

Supplemental disclosure of cash flow information:
  Cash paid for interest...............................................   $  68       $   47      $    82
                                                                          =====       ======      =======
  Cash paid for taxes..................................................   $   5       $    4      $   408
                                                                          =====       ======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               LANTE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)

1. Nature of Business

  Lante Corporation (the "Company"), a Delaware corporation, is an Internet services company that develops sophisticated technology-based solutions that enable emerging electronic markets. These markets, which the Company refers to as e-markets, are dynamic Internet based business networks that enable multiple buyers and sellers to conduct business efficiently online. Lante's strategists, user experience experts and technologists work as a multi-disciplinary team to build these solutions. Lante integrates its competencies through an iterative development process with the client that is overseen by Lante's delivery management specialists. This approach helps Lante achieve rapid time to market, maximize its clients' revenue generation and cost reduction and develop effective customer and supplier relationships.

2. Summary of Significant Accounting Policies

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary (see Note 3) after elimination of all significant intercompany accounts and transactions.

Revenue Recognition

  Revenues from fixed-fee engagements are recognized on the percentage-of-completion method of accounting, based on the cost incurred compared to total estimated cost. Revenues from time and materials engagements are recognized as services are provided. Anticipated losses on engagements, if any, are charged to earnings when identified.

  Unbilled revenues on engagements consist of revenues recognized in excess of billings, and deferred revenues consist of billings or cash received in excess of revenues recognized.

Cash and Cash Equivalents

  Cash and cash equivalents consist of cash and overnight investments and investment-grade commercial paper with original maturities of three months or less and whose carrying amount approximates market value.

Property and Equipment

  Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for renewals and improvements that significantly extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the remaining lease term. The estimated useful lives are as follows:

Computers, computer peripherals and software              3-5 years

Office machines and equipment                             5-7 years
Furniture and fixtures                                     10 years

                               LANTE CORPORATION

                     (In thousands, except per share data)



  The Company reviews the carrying values of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.


Income Taxes

  Prior to June 17, 1999, the Company had elected S-Corporation status for tax purposes. It was the Company's policy to distribute to its stockholders amounts at least equal to their estimated federal and state tax liabilities resulting from the pass-through of the Company's taxable income. As of June 17, 1999, the Company terminated its S-Corporation status for federal and state income tax purposes. At that time, deferred taxes were provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities in accordance with Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes".


Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions used in the accompanying financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results could differ from those estimates.


Concentration of Credit Risk

  Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and trade accounts receivable.

  The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses and such losses have been within management's expectations. The two largest clients accounted for 15% and 13% of the accounts receivable balance at December 31, 1999. As of December 31, 1998, the three largest clients accounted for 15%, 12% and 11% of the accounts receivable balance. The two largest clients (in excess of 10%) accounted for 31% and 13% of total revenues for the year ended December 31, 1999. The three largest clients in 1998 accounted for 21%, 12% and 11% of total revenues. In 1997, the two largest clients accounted for 27% and 13% of total revenues.


Fair Value of Financial Instruments

  The carrying value of current assets and liabilities approximated their fair value at December 31, 1998 and 1999. The carrying value of notes payable and subordinated convertible debt approximates fair value based on current rates of interest available to the Company for notes of similar maturities.

                               LANTE CORPORATION

                     (In thousands, except per share data)

Stock-Based Compensation

  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and elects the disclosure option of SFAS No. 123. SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the exercise price (see Note 12).

Comprehensive Income

  Effective January 1, 1998, the Company implemented SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income.

Reclassification

  Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock Split

  In October 1999, the Board of Directors declared a two for one stock split of the common stock effected in the form of a dividend. The accompanying consolidated financial statements and related notes give retroactive effect to this stock split.

Basic and Diluted Net Income (Loss) Per Share

  The Company computes basic and diluted net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share", and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Basic net income (loss) per common share is computed by dividing the net income available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income per share is based on the weighted average number of shares of common stock outstanding, adjusted, if dilutive, for the effect of common stock equivalents. Common stock equivalents are composed of incremental shares of common stock issuable upon the exercise of stock options and warrants, common stock subject to restrictions and incremental shares of stock issuable upon the conversion of subordinated convertible debt and Series A convertible preferred stock.

                               LANTE CORPORATION

                     (In thousands, except per share data)

  The following table sets forth the weighted average effect of common stock equivalents that are not included in the diluted net income (loss) per share calculation for each respective period because the exercise price exceeded the average estimated fair market value price for that period. There were no common stock equivalents outstanding prior to 1998.

                                                          1998    1999
                                                          -----   -----
Weighted average effect of common stock equivalents:
     Restricted shares.................................     479     --
     Options outstanding...............................   1,948     14
     Convertible debt..................................   1,380     --
     Warrants..........................................      --     41
                                                          -----     --
                                                          3,807     55
                                                          =====     ==

For the year ended December 31, 1999, additional shares potentially issuable for restricted shares, stock options, convertible debt, and the Company's Series A convertible preferred stock would have been 9,060, but for the net loss recorded.

The following table gives pro forma effect for income taxes assuming that the Company was a C-Corporation for all periods presented (see Note 6).

                                                        Year ended December 31,
                                                       ------------------------
Pro forma (unaudited):                                 1997     1998     1999
                                                       -----   ------   -------
  Net income (loss) available to common
    stockholders....................................   $ 213   $1,556   $(3,559)
  Pro forma adjustment to tax (provision) benefit...     (60)    (675)      320
                                                       -----   ------   -------
  Pro forma net income (loss) available to common
    stockholders....................................   $ 153   $  881   $(3,239)
                                                       =====   ======   =======
  Pro forma earnings (loss) per share:
     Basic and diluted..............................   $0.01   $ 0.04   $ (0.15)

3. Acquisitions

  On September 2, 1999 the Company acquired Ingenious, Inc. ("Ingenious"), a consulting company, for total consideration of $1,121. The acquisition was recorded under the purchase method of accounting. As part of the acquisition, the two principal owners of Ingenious agreed to employment agreements with the Company through August 31, 2002. If these individuals do not comply with the employment agreements, they will be required to remit to the Company $1,000 of the consideration received. Consequently, $1,000 of the purchase price has been recorded as deferred compensation and is being amortized ratably as professional service expense through August 31, 2002. The balance of the total purchase price principally has been allocated to other current operating assets. The Ingenious acquisition and one other acquisition consumated during 1999 are not significant and as such, separate pro forma financial information is not necessary.

                               LANTE CORPORATION

                     (In thousands, except per share data)


4. Property and Equipment

  Property and equipment consists of the following:

                                                                         December 31,
                                                                     -------------------
                                                                      1998        1999
                                                                     ------      -------
  Computers, computer peripheral and software..................      $  753      $ 4,172
  Furniture and fixtures.......................................         328          840
  Office machines and equipment................................         258          608
  Leasehold improvements.......................................          54        2,066
                                                                     ------      -------
                                                                      1,393        7,686
  Less: accumulated depreciation and amortization..............        (711)      (1,306)
                                                                     ------      -------
  Property and equipment, net..................................      $  682      $ 6,380
                                                                     ======      =======

5. Debt

Bank Line of Credit

The Company has a line of credit in place pursuant to a loan agreement with its commercial bank dated December 29, 1998 and maturing two years thereafter. There were no borrowings under the loan as of December 31, 1998 or 1999. The line has a maximum borrowing amount of $3,500 of which $3,000 is subject to a formula based on 75% of eligible accounts receivable. Borrowings are secured by accounts receivable and general Company assets. Borrowings bear interest at the lender's "index rate" of 7.75% and 8.50% at December 31, 1998 and 1999, respectively. An unused facility fee is due semiannually in an amount equal to 0.25% of the difference between $3,500 and the average daily outstanding principal. The loan agreement contains certain financial covenants, including maintenance of 1.75 to 1 debt service ratio and capital funds greater than $7,500 (both as defined). The Company was not in violation of its financial covenants at December 31, 1998 and received a waiver in respect to certain covenants at December 31, 1999.

Subordinated Convertible Debt

     The Company issued eight notes on June 30, 1998 to the Company's advisors, directors and former Chief Operating Officer. The notes had an aggregate face value of $2,190 and were issued at a premium of $405. The stated interest rate was 5.79%. The accrued interest aggregated $64 at December 31, 1998. The notes were carried on the books at their face value, plus unamortized original issue premium, plus accrued interest. The original issue premium was being amortized using the effective interest rate method over the ten-year life of the notes.

     On July 1, 1999, the holders converted the notes into 2,700 shares of common stock pursuant to an agreement with the Company. The face value of the notes plus accrued interest at conversion aggregated $2,317. As provided in the terms of the notes, the conversion rate was adjusted to $0.86 per share as a result of the common stock dividend distributions prior to conversion of the notes.

                               LANTE CORPORATION

                     (In thousands, except per share data)

6. Income Taxes

  The Company's income tax provision consisted solely of current state taxes of $4 and $8 for the years ended December 31, 1997 and 1998, respectively. The Company's income tax benefit of $431 for the year ended December 31, 1999 consisted of current state tax expense of $77, deferred federal tax benefit of $375 and deferred state tax benefit of $133.

  The Company terminated its S-Corporation election for federal and state purposes on June 17, 1999. Accordingly, all income that was earned in the subsequent C-Corporation period was taxable at the statutory federal and state tax rates. In order to present amounts in a comparable format, the statements of operations include a pro forma adjustment for additional taxes that would have been recorded if the Company had been a C-Corporation for all periods presented, based upon the tax laws in effect during those periods. Unaudited pro forma income tax provisions (benefits) calculated on a separate company basis in conformity with SFAS 109, are as follows:


                                                       Year ended December 31,
                                                     --------------------------
Unaudited pro forma                                   1997      1998      1999
-------------------                                   ----      ----      -----
Current:
    Federal.........................................   $11      $124      $ 100
    State...........................................     3        28         22
Deferred:
    Federal.........................................    44       468       (769)
    State...........................................     6        63       (105)
                                                       ---      ----      -----
         Total income tax expense (benefit).........   $64      $683      $(752)
                                                       ===      ====      =====

  The pro forma provisions for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from operations as a result of the following differences:

                                                       Year ended December 31,
                                                      -------------------------
Unaudited pro forma                                   1997      1998     1999
-------------------                                   ----      ----    -------
Income tax provision at statutory U.S. tax rates      $ 74      $532    $(1,024)
  of 34%............................................
Increase (decrease) in rates resulting from:
    Graduated average rate..........................   (26)       --         --
    Change in graduated average rate................    --        64         --
    State taxes.....................................    13        74       (120)
    Other, net......................................     3        13        392
                                                       ---      ----    -------
Pro forma provision (benefit) for income taxes......  $ 64      $683    $  (752)
                                                      ====      ====    =======

                               LANTE CORPORATION

                     (In thousands, except per share data)


  Deferred tax (liabilities) assets at December 31, 1998 and 1999, respectively, are as follows:

                                                               December 31,
                                                          ----------------------
                                                              1998        1999
                                                          -----------   --------
                                                          (Pro forma)
                                                          (unaudited)   (Actual)
   Current:
     Accrual to cash..................................       $(682)     $   (22)
     Provision for doubtful accounts..................         121          336
     Net operating loss carryforward..................          --        1,731
     Option transactions with ZixIt Corporation.......          --       (1,407)
     Other, net.......................................        (111)        (226)
                                                             -----      -------
      Current deferred tax (liabilities) assets.......        (672)         412
                                                             -----      -------
  Noncurrent:
     Depreciation.....................................         (17)         (66)
     Charitable contribution..........................          --        1,298
     Other, net.......................................           1          272
     Valuation allowance..............................          --         (844)
                                                             -----      -------
        Noncurrent deferred tax (liabilities) assets....       (16)         660
                                                             -----      -------
        Net deferred tax (liabilities) assets...........     $(688)     $ 1,072
                                                             =====      =======

7. Commitments and Contingencies

Operating Leases

     The Company is obligated under various noncancellable operating leases for its office space in Charlotte, Chicago, Dallas, New York, San Francisco and Seattle. Future minimum rental commitments under all noncancellable operating leases with initial or remaining terms in excess of one year are as follows for each respective year ending December 31:

                     2000 .................    $ 1,949
                     2001 .................      1,826
                     2002 .................      1,883
                     2003 .................      1,776
                     2004 .................      1,711
                     Thereafter ...........      4,966
                                               -------
                                               $14,111
                                               =======

Rent expense for the years ended December 31, 1997, 1998 and 1999 was $580, $657 and $827, respectively.

Letters of Credit

     As of December 31, 1999, the Company had standby letters of credit issued by its bank in the amounts of $200 and $222 related to security deposits on office leases.

                               LANTE CORPORATION

                     (In thousands, except per share data)

Litigation

     A former employee has filed a claim against the Company alleging that the Company failed to comply with a shareholder's agreement to repurchase common stock held by the former employee. The Company intends to vigorously defend the litigation. Since this case has not proceeded to a hearing on the merits, the Company is unable to evaluate or estimate the extent of any potential loss.

8. Employee Loans

     In June 1999, the Company entered into an employment agreement with one of its executive officers. Pursuant to this agreement the Company loaned the executive $2,500 under a note that will mature and be due on the earlier of six months after termination of employment or June 30, 2003. The note bears interest at 5.37% per annum. The loan will be payable upon maturity if the executive is still employed by the Company but only if the Company has a liquidity event (as defined) and the fair market value of the executive's holdings in the Company's common stock is greater than an agreed-upon amount, provided that if these conditions are met, but the executive does not have the ability to liquidate his stock, the maturity will be postponed. Otherwise, if these conditions are not met, the loan will be forgiven at the rate of $100 per month commencing on the maturity date until all principal and interest is forgiven. The Company recorded the loan, included in other assets, as deferred compensation and is amortizing the loan over 30 months, the period in which the loan may be forgiven. In addition, upon execution of the employment agreement, the executive purchased 2,400 restricted shares of common stock at $1.35 per share. The Company recorded $2,148 in deferred compensation related to this sale of securities and is amortizing such amount over the 48 month period during which the restrictions lapse. The restrictions lapse over four years at 1/48 month, subject to certain acceleration provisions upon a change in control and upon termination of employment. The Company loaned the executive $3,228 on a fully recourse basis to purchase the restricted stock. The loan bears interest at 5.37%. The loan and related interest is due upon the earlier of June 20, 2005 or three years after a liquidity event (as defined).

9. Related Party Transactions

     The Company's chairman is a member of the Board of Directors of a corporation that was the Company's most significant client during the fiscal year ended December 31, 1999. In addition, he is a stockholder with beneficial ownership of less than 1% of this client's outstanding common stock. The Company believes that the fees billed to this client have been at customary business terms.

     In 1999, the Board of Directors authorized the Company to make a contribution to the Lante Foundation in the amount of 336 shares of the Company's common stock. The Company recorded a charge of $3,360 in 1999 related to this contribution.

Significant Contract

     Upon completion of an engagement for its major client in November 1999, the Company granted to the client a fully vested option to purchase up to 400 shares of the Company's common stock at an exercise price of $7.00 per share resulting in a charge of $1,258. Pursuant to an agreement executed simultaneously with this grant, the Company has a fully vested option to purchase 167 shares of the client's common shares at $7.625 per share resulting in a benefit of $4,902. This investment is included in other assets in the accompanying balance sheet at December 31, 1999. The net effect of $3,644 is included in other income. The number of shares of common stock issuable upon exercise of either of the options will not exceed a number of shares having a fair market value at the time of exercise of $12 million in the aggregate. The Company and the client agreed not to transfer any of the shares issuable upon the exercise of the respective options until after the earlier of 180 days from February 10, 2000 or a change in control, as defined, of either party.

                               LANTE CORPORATION

                     (In thousands, except per share data)

10. Retirement Plan

     The Company has a defined contribution profit sharing plan which is qualified under section 401(K) of the Internal Revenue Code and for which most employees are eligible. The plan provides for discretionary Company contributions based on a percentage of eligible participants' compensation, as defined. In addition, the Company may make year-end matching contributions based on eligible participants' deferral contributions. In 1997, 1998 and 1999, the Company expensed matching contributions in the amounts of $137, $260 and $266, respectively.

11. Mandatorily Redeemable Preferred Stock

     In 1999, the Company issued 3,536 shares of Series A redeemable convertible preferred stock, par value $0.01 per share for an aggregate value of $25,000, net of issuance costs of $186. The rights of the Series A convertible preferred stock are as follows:

Voting

     Each share of Series A convertible preferred stock has voting rights equal to an equivalent number of shares of common stock into which it is convertible and votes together as one class with common stock.

Dividends

     Holders of the Series A convertible preferred stock are entitled to receive dividends at the rate of 7% per annum on the sum of the liquidation value plus all accumulated and unpaid dividends, subject to reduction (as defined) based upon increases in the fair market value of the common stock at the date of conversion of the Series A convertible preferred stock. Any dividends declared or paid upon the common stock shall also be declared and paid to holders of the Series A convertible preferred stock based upon the number of shares of common stock issuable upon conversion of the preferred stock.

Liquidation

     In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A convertible preferred stock shall be entitled to receive the greater of (i) $7.07 per share plus any accrued and unpaid dividends or (ii) such amount per share as would have been payable had such shares been converted into common stock immediately prior to liquidation.

Conversion

     Each share of Series A convertible preferred stock will be convertible at the option of the holder at any time into two shares of common stock, or 7,072 shares in total, subject to anti-dilution adjustments. Each share of Series A convertible preferred stock automatically converts into common stock at the then effective conversion ratio upon (i) the written request of the holders of a majority of the outstanding shares, or (ii) the completion of an initial public offering with aggregate proceeds of at least $20,000 and a minimum specified initial offering price based on the timing of the initial offering.

                               LANTE CORPORATION

                     (In thousands, except per share data)


Redemption

     Absent a conversion, the Company shall redeem from each holder of Series A convertible preferred stock one fourth of such holder's Series A convertible preferred stock annually beginning on June 30, 2004 at a redemption price equal to the greater of (i) $7.07 plus all accrued and unpaid dividends or (ii) the fair market value of the shares of the common stock on an as converted basis. In the event of a change in control, each holder of the Series A convertible preferred stock may elect to require the Company to redeem all or a portion of the holder's preferred stock at the redemption price. The difference between the net issuance price and the redemption value of the Series A convertible preferred stock is being accreted by periodic charges to additional paid-in capital.

12. Stockholders' Equity and Other Stock Related Information

Preferred Stock and Common Stock

     In June 1999, the Company amended its Certificate of Incorporation to provide for one class of common stock and one class of preferred stock. The amendment authorized 50,000 shares of common and 10,000 shares of preferred stock and allocated 4,243 shares as Series A convertible preferred stock (see
Note 11). Each previously issued and outstanding share of voting Class A common stock and non-voting Class B common stock was converted and exchanged into one share of common stock, $0.01 par value.

     The effect of stock splits and recapitalization has been retroactively reflected in the consolidated financial statements for all periods presented.

     In June 1999, the Company repurchased 2,460 shares of common stock at approximately $2.24 per share, from certain employee stockholders. The repurchased shares were cancelled upon redemption. The Company issued promissory notes aggregating $5,519 in payment for the repurchased shares, which notes were fully repaid on June 22, 1999.

     In September 1999, pursuant to a stockholder's agreement, the Company executed its right to repurchase 2,000 shares of common stock held by a former employee. The Company paid cash of $724 net of $278 due to the Company by the stockholder, and issued a promissory note aggregating $3,007 as payment for the repurchased shares, which note is due at various dates through September 30, 2002. The promissory note bears interest at prime, which was 8.5% at December 31, 1999 (see Note 7).


Employee Stock Plan--Redemptions

     In 1993, the Company adopted an employee Stock Benefit Plan under which certain key employees were permitted to purchase shares of common stock at then current estimated fair value. In 1997 and 1998, the Company redeemed from terminating employees 169 shares and 300 shares, respectively, at then current estimated fair values of $0.10 and $0.11 per share.

                               LANTE CORPORATION

                     (In thousands, except per share data)

S-Corporation Dividends

  Prior to June 17, 1999, the Company was treated as an S-Corporation for income tax purposes and paid out dividends to compensate stockholders for their estimated tax liabilities. These dividends totaled $59, $20 and $582 in the years ended December 31, 1997, 1998 and 1999, respectively. In addition, on June 15, 1999, the Company declared a dividend in conjunction with the conversion to a C-Corporation consisting of $2,488 of accounts receivable and $1,500 of cash.

Stock Option Plan

  In June 1998, the Company adopted its 1998 Option Plan ("the Plan"), under which it may grant nonqualified stock options for Common Shares to employees, directors, and advisors. In December 1999, the Plan was amended to increase the number of nonqualified stock options for Common Shares available to be granted from 10,000 to 15,000. The Plan is administered, and grants are determined, by the compensation committee of the Board of Directors. Options granted under the plan generally vest over a four-year period and expire nine years from the date of grant. Stock option activity under the Plan is summarized as follows:

                                                                         Weighted
                                                                          Average
                                                                         Exercise
                                                        Option           Price per
                                                        shares             Share
                                                      -----------     -------------
Outstanding at December 31, 1997..................           --          $       --
     Granted......................................          5,469             0.230
     Exercised....................................         (1,200)            0.225
     Cancelled....................................            (87)            0.225
                                                           ------
  Outstanding at December 31, 1998................          4,182             0.232
     Granted......................................          4,215             2.334
     Exercised....................................         (1,708)            0.237
     Cancelled....................................           (976)            0.293
                                                           ------
  Outstanding at December 31, 1999................          5,713             1.771
                                                           ======

  At December 31, 1998, the Company had 4,182 stock options outstanding with exercise prices between $0.225 and $0.268 per option and a weighted average exercise price of $0.232 per option. The weighted average remaining contractual life of the options was 8.17 years. None of the options were exercisable at December 31, 1998.

  The following table summarizes information about stock options outstanding at December 31, 1999.

                                                         Weighted
                                          Number         average      Weighted      Number       Weighted
                                        outstanding     remaining     average     Exercisable    average
                                           as of       contractual    exercise       as of       exercise
Range of exercise prices                period end        life         price      period-end      price
----------------------------------     ------------    -----------    --------    -----------    --------
$0.225-0.3650.....................            2,756           7.54     $ 0.281            374     $ 0.232
 0.845-1.875......................              630           8.23       1.562             --          --
 2.005-2.245......................            1,493           8.69       2.213             --          --
 3.42.............................              544           8.03       3.420             --          --
 11.00............................              290           8.96       11.00             --          --
$0.225-11.00......................            -----           ----      ------            ---      ------
                                              5,713           8.25     $ 1.234            374     $ 0.232
                                              =====           ====     =======            ===     =======

  The Company had 6,380 stock options available for grant at December 31, 1999.

                               LANTE CORPORATION

                     (In thousands, except per share data)

  In June 1999, the Company changed the vesting schedule for options granted under the Plan such that the vesting period was reduced from five years to four years. This change in vesting periods did not increase the estimated fair value of the options granted.

  In June 1999, the options previously granted to one employee were reduced to 1,000 from 1,750. In conjunction with this change, the vesting of the employee's remaining options was accelerated so that the options were fully vested and the options were immediately exercised at the original price of $0.23 per share.

  The Company applies Accounting Principle Board Option No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its option plans. In accordance with the provisions of APB 25, the Company recorded deferred compensation and compensation expense of $2,858 and $115, respectively, for the year ended December 31, 1999 for options granted to advisors and options issued to employees with an exercise price below the estimated fair value of the common stock at the date of grant. The weighted average exercise price of such options was $1.46, and the weighted average fair value was $2.93. The Company's board of directors, in assessing the fair value of the Company's common stock, considers factors relevant at the time, including recent issuances and sales of the Company's securities, third party independent valuations, significant customer wins, composition of the management team, recent hiring results, the Company's financial condition and operating results and the lack of a public market for the Company's common stock. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income would have been reduced to the supplemental unaudited pro forma amounts indicated as follows:

                                                           Year ended December 31,
                                                          1997      1998       1999
                                                         -----     ------     -------
Unaudited
---------
Net income (loss) as reported.........................   $ 213     $1,556     $(2,582)
Supplemental pro forma compensation expense, net of         --         26         184
tax..................................................
                                                         -----     ------     -------
Pro forma net income (loss)...........................   $ 213     $1,530     $(2,766)
                                                         =====     ======     =======

Net income (loss) per diluted share, as reported......   $0.01       0.08     $ (0.16)
Net income per diluted share, pro forma...............    0.01       0.08       (0.17)

  Because additional stock options are expected to be granted each year and the pro forma net income (loss) includes the effect of options granted in 1998 and 1999, the above pro forma disclosures are not representative of the pro forma effects on reported financial results for future years.

  The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes options-pricing model: risk free interest rate ranging from 4.59% to 6.11%; expected option life ranging from two to six years; zero dividend yield, and expected volatility zero.

  The Company granted 1,200 and 2,400 shares of restricted stock at weighted average grant prices of $0.23 and $1.35 during the year ended December 31, 1998 and 1999, respectively.

                               LANTE CORPORATION

                     (In thousands, except per share data)

Strategic Alliance

  On December 8, 1999, the Company and Dell Computer Corporation ("Dell") entered into a strategic alliance. As part of the strategic alliance, Dell has purchased 1,000 shares of the Company's common stock at $11.00 per share (closing occurred in January 2000) and 1,000 shares from one of the Company's stockholders and trusts for the benefit of his family at $11.00 per share. The Company and a subsidiary of Dell have also entered into a master services agreement under which the subsidiary guarantees minimum annual revenues to the Company totaling $40 million over a five-year period, although the subsidiary may terminate the agreement after three years. The guaranteed revenues for the first three years would be $15 million. Pursuant to a shareholders agreement, certain defined holders of preferred and common stock elected to purchase 310 shares of common stock from the Company at $11.00 per share. Additionally, certain members of management elected to purchase 200 shares of common stock from the Company at $11.00 per share.


13. Recent Accounting Pronouncements

  During 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. This standard requires that management identify operating segments based on the way that management desegregates the entity for making internal operating decisions. Management believes that the Company operates in one business segment.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137 which postpones the mandatory adoption of SFAS 133 by the Company until January 1, 2001. The Company has not entered into any significant derivative financial instrument transactions.

14. Subsequent Events

Authorized Common Stock

  The Board of Directors has authorized the Company to increase the authorized number of shares of common stock to 150,000.

Stock Purchase Plan

  The Board of Directors has authorized the adoption of a Stock Purchase Plan with 800 shares of common stock reserved for issuance thereunder.

Initial Public Offering

  On February 14, 2000 the Company completed an initial public offering of
4.6 million shares and received net proceeds of $83.5 million.

                               LANTE CORPORATION

                   SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                Balance at    Charged to Costs    Charged to                    Balance at
        Description           Beg. of Period    and Expenses    Other Accounts  Deductions(a)  End of Period
        -----------           --------------  ----------------  --------------  -------------  -------------
1996 Allowance for Doubtful
 Accounts..................         185             129                              (94)           220
1997 Allowance for Doubtful
 Accounts..................         220              51                              (55)           216
1998 Allowance for Doubtful
 Accounts..................         216             106                               (9)           313
1999 Allowance for Doubtful
 Accounts..................         313             735                             (152)           896

-----------------

(a) Accounts receivable write-offs, net of recoveries.