Form 10-Q
period 2000-03-31
LANTE CORP
filed 2000-05-15
CIK 1100370

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-Q


  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: March 31, 2000

                       Commission File Number: 00-28785

                               Lante Corporation
            (Exact name of registrant as specified in its charter)

               Delaware                              36-3322393
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

          161 North Clark Street, Suite 4900, Chicago, Illinois 60601
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code: (312) 696-5000

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of the registrant's Common Stock outstanding as of April 30, 2000, was 39,400,617.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               Lante Corporation

                          Quarter Ended March 31, 2000

                                     Index

                                                                           Page
                                                                           ----
 PART I--FINANCIAL INFORMATION............................................   3

    Item 1. Financial Statements.........................................    3

            Condensed Consolidated Statement of Operations for the three
            months ended March 31, 1999 and 2000 (unaudited).............    3

            Condensed Consolidated Balance Sheet as of December 31, 1999
            and March 31, 2000 (unaudited)...............................    4

            Condensed Consolidated Statement of Cash Flows for the three
            months ended March 31, 1999 and 2000 (unaudited).............    5
            Notes to Condensed Consolidated Financial Statements.........    6

              Management's Discussion and Analysis of Financial Condition
    Item 2. and Results of Operations....................................    7

    Item 3. Quantitative and Qualitative Disclosures About Market Risk...   10

 PART II--OTHER INFORMATION...............................................  11

    Item 1. Legal Proceedings............................................   11

    Item 2. Changes in Securities and Use of Proceeds....................   11

    Item 4. Submission of Matters to a Vote of Security Holders..........   11

    Item 6. Exhibits and Reports on Form 8-K.............................   12

                         PART I--Financial Information

Item 1. Financial Statements

                               Lante Corporation

                 Condensed Consolidated Statement of Operations
                     (In thousands, except per share data)
                                  (unaudited)

                                                             Three Months Ended
                                                             -------------------
                                                             March 31, March 31,
                                                               1999      2000
                                                             --------- ---------
Revenues...................................................   $4,890    $17,126
Operating expenses:
  Professional services....................................    2,481      9,081
  Selling, general and administrative......................    2,312     10,318
  Amortization of deferred compensation....................      --         649
                                                              ------    -------
    Total operating expenses...............................    4,793     20,048
                                                              ------    -------
Income (loss) from operations..............................       97     (2,922)
Interest income, net.......................................       12        897
                                                              ------    -------
Income (loss) before income taxes..........................      109     (2,025)
Income tax benefit.........................................      --         616
                                                              ------    -------
Net income (loss)..........................................      109     (1,409)
Dividends and accretion on mandatorily redeemable preferred
 stock.....................................................      --        (234)
                                                              ------    -------
Net income (loss) available to common stockholders.........   $  109    $(1,643)
                                                              ======    =======
Net income (loss) per common share:
  Basic....................................................   $ 0.01    $ (0.05)
  Diluted..................................................   $ 0.00    $ (0.05)

Pro forma basic and diluted net income (loss) per common
 share.....................................................   $ 0.00    $ (0.05)
Weighted average common shares outstanding:
  Basic....................................................   21,281     30,849
  Diluted..................................................   21,968     30,849


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Lante Corporation

                      Condensed Consolidated Balance Sheet
                     (In thousands, except per share data)

                                                       December 31,  March 31,
                        ASSETS                             1999        2000
                        ------                         ------------ -----------
                                                                    (unaudited)
Current assets:
  Cash and cash equivalents...........................   $13,692     $ 86,787
  Short-term investments..............................       --        12,947
  Trade accounts receivable (net of allowance of $896
   and $1,129 at December 31, 1999 and March 31, 2000,
   respectively)......................................    10,349       16,567
  Other current assets................................     1,094        3,436
                                                         -------     --------
    Total current assets..............................    25,135      119,737
Property and equipment, net...........................     6,380        8,641
Other assets..........................................     9,971        8,181
                                                         -------     --------
    Total assets......................................   $41,486     $136,559
                                                         =======     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities............   $ 8,868     $  7,516
  Deferred revenues...................................     2,155        4,747
  Other current liabilities...........................     1,379        1,072
                                                         -------     --------
    Total current liabilities.........................    12,402       13,335
Other liabilities.....................................     2,121        2,042
                                                         -------     --------
    Total liabilities.................................    14,523       15,377
                                                         -------     --------
Commitments and contingencies

Mandatorily redeemable preferred stock:
  Series A convertible preferred stock, $0.01 par
   value; 4,243 shares allocated and 3,536 shares
   issued and outstanding as of December 31, 1999.....    25,728          --
                                                         -------     --------
Stockholders' equity:
  Preferred stock, $0.01 par value; 10,000 shares
   authorized, no shares issued and outstanding as of
   December 31, 1999 and March 31, 2000; 4,243 shares
   allocated to Series A convertible preferred stock
   as of December 31, 1999............................       --           --
  Common stock, $0.01 par value; 50,000 authorized,
   26,069 shares issued and outstanding at December
   31, 1999 and 150,000 authorized, 39,397 shares
   issued and outstanding at March 31, 2000...........       260          394
  Additional paid-in capital..........................    18,509      139,489
  Retained deficit....................................    (9,606)     (11,015)
  Deferred compensation...............................    (4,613)      (4,328)
  Note receivable--stockholder........................    (3,315)      (3,358)
                                                         -------     --------
    Total stockholders' equity........................     1,235      121,182
                                                         -------     --------
    Total liabilities and stockholders' equity........   $41,486     $136,559
                                                         =======     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Lante Corporation

                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                  (unaudited)

                                                            Three Months Ended
                                                            -------------------
                                                            March 31, March 31,
                                                              1999      2000
                                                            --------- ---------
Cash flows from operating activities:
  Net income (loss)........................................  $  109   $ (1,409)
  Adjustments to reconcile net income (loss) to net cash
   used in
    operating activities:
      Depreciation and amortization........................      57        457
      Deferred income taxes................................     --        (616)
      Amortization of deferred compensation and warrant
       expense.............................................     --         649
      Increase (decrease) in cash attributable to changes
       in assets and liabilities:
        Trade accounts receivable..........................    (545)    (6,200)
        Accounts payable and accrued liabilities...........    (135)    (1,738)
        Deferred revenues..................................     522      2,592
        Other, net.........................................    (125)       102
                                                             ------   --------
Net cash used in operating activities......................    (117)    (6,163)
                                                             ------   --------
Cash flows from investing activities:
      Capital expenditures.................................    (117)    (2,321)
      Purchase of short-term investments...................     --     (12,947)
      Other................................................     --        (250)
                                                             ------   --------
Net cash used in investing activities......................    (117)   (15,518)
                                                             ------   --------
Cash flows from financing activities:
      Proceeds from initial public offering (net of
       issuance costs of $8,245)...........................     --      83,755
      Proceeds from issuance of common stock...............     108     11,000
      Other, net...........................................     --          21
                                                             ------   --------
Net cash provided by financing activities..................     108     94,776
                                                             ------   --------
Net (decrease) increase in cash and cash equivalents.......    (126)    73,095
Cash and cash equivalents, beginning of period.............   3,377     13,692
                                                             ------   --------
Cash and cash equivalents, end of period...................  $3,251   $ 86,787
                                                             ======   ========
Supplemental disclosure of cash flow information:
      Cash paid for interest...............................  $   22   $     70
      Cash paid for taxes..................................  $   20   $      2
Supplemental disclosure of non-cash transactions:
      Conversion of Series A convertible preferred stock to
       common stock........................................  $  --     $25,962

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Lante Corporation

             Notes To Condensed Consolidated Financial Statements
                                (In thousands)
                                  (Unaudited)

1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared by Lante Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999. The accompanying unaudited financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2. Capital Stock

   In January 2000, the Company completed the sale of 1,000 shares of common stock to Dell USA, L.P., a wholly owned subsidiary of Dell Computer Corporation, at $11.00 per share.

   On February 11, 2000, the Company completed an initial public offering of common stock which resulted in the issuance of 4,600 shares of common stock. Proceeds to the Company, net of underwriting discounts and costs of the offering, were approximately $83,500. Concurrent with the initial public offering, 3,536 shares of the Company's Series A convertible preferred stock were converted to 7,072 shares of the Company's common stock. Dividends and accretion related to the Company's Series A convertible preferred stock reduced income available to common shareholders up through the date of conversion.

3. Investments

   In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt on Equity Securities," the Company has categorized its marketable securities as "held-to-maturity." At March 31, 2000, amortized cost approximated fair value and unrealized gains and losses were not material.

4. Net Income (Loss) Per Share

   The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income
(loss) per share is based upon the weighted average number of shares outstanding, including common stock equivalents, if dilutive.

   The Company terminated its S-Corporation election for federal and state purposes on June 17, 1999. Accordingly, all income that was earned in the subsequent C-Corporation period was taxable at the statutory federal and state tax rates. In order to present amounts in a comparable format, the statement of operations includes pro forma earnings per share that contemplates additional taxes that would have been recorded if the Company had been a C-Corporation for all periods presented, based upon the tax laws in effect during those periods.

5. Amortization of Deferred Compensation Expense

   Deferred compensation expense relates to certain options that were deemed granted in-the-money, a loan made to our chief executive officer that is being recorded as compensation expense, the sale of restricted shares to our chief executive officer at a price that was deemed less than our common stock's fair value, and deferred compensation related to one of our acquisitions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis compares the three-month period ended March 31, 2000 to the corresponding period ended March 31, 1999 for the Company. You should read the following discussion and analysis along with our financial statements and the related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2000 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

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

   Our revenues consist of fees generated for professional services. We provide services on a fixed-fee basis, including retainer arrangements, and a time-and-materials basis. To determine the proposed fixed fee for an engagement, we use an estimation process that takes into account the complexity of the engagement, the anticipated number and experience of billable professionals needed, associated billing rates and the estimated duration of the engagement. At the same time, we generally build into our fixed-fee engagements the ability to renegotiate the fee if the scope of the engagement changes. A member of our senior management team must approve each proposal.

   Revenues from a few large clients have historically constituted a significant portion of our total revenues in a particular quarter or year, however the concentration has declined. For example, during the three-month period ended March 31, 1999, our five largest clients represented 79% of our revenues. During the three-month period ended March 31, 2000, our five largest clients represented 45% of our revenues. The following table identifies these clients and the percentage of revenues derived from each.

 Three-months ended March 31, 1999
------------------------------------
                              % of
          Client            Revenues
          ------            --------
ZixIt Corporation..........    24%
Classified Ventures, Inc...    19
Microsoft Corporation......    18
IntraLinks, Inc............    11
HD Vest, Inc...............     7

    Three-months ended March 31, 2000
------------------------------------------
                                    % of
             Client               Revenues
             ------               --------
ChemPoint.com...................     12%
Microsoft Corporation...........     10
Simon Property Group............      9
Scudder Investor Services, Inc..      7
Clinmark, LLC...................      7

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

   We had 463 employees as of March 31, 2000, of whom 324 were billable professionals. We actively recruit billable professionals and support staff and expect our total number of employees to increase significantly.

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

Results of Operations

   The following table presents for the periods indicated, our selected statement of operations data as a percentage of our revenues. We have derived these percentages from our unaudited financial statements for all periods presented.

                                                                      Three
                                                                     months
                                                                      ended
                                                                    March 31,
                                                                    ----------
                                                                    1999  2000
                                                                    ----  ----
      Revenues..................................................... 100%  100%
      Operating expenses:
        Professional services......................................  51    53
        Selling, general and administrative........................  47    60
        Amortization of deferred compensation......................  --     4
                                                                    ---   ---
      Total operating expenses.....................................  98   117
                                                                    ---   ---
      Income (loss) from operations................................   2   (17)
        Other income, net..........................................  --     5
        Income tax benefit.........................................  --     4
                                                                    ---   ---
        Net income (loss)..........................................   2%   (8%)
                                                                    ===   ===

Comparison of Three Months Ended March 31, 2000 and 1999

Revenues

   Revenues increased $12.2 million, or 250.2%, to $17.1 million in the three months ended March 31, 2000, from $4.9 million in the three months ended March 31, 1999. This increase in revenues resulted from an increase in the average size and number of client engagements and an increase in average realized billing rates.

Operating Expenses

 Professional services

   Costs of professional services increased $6.6 million, or 266.0%, to $9.1 million in the three months ended March 31, 2000, from $2.5 million in the three months ended March 31, 1999. This increase was primarily due to an increase in the number of billable professionals and a $1.8 million increase in project-related expenses. Professional services margin decreased to 47.0% in the three months ended March 31, 2000, from 49.3% in the three months ended March 31, 1999, as a result of the hiring of billable professionals ahead of demand in anticipation of future growth.

 Selling, general and administrative

   Selling, general and administrative expenses increased $8.0 million, or 346.3%, to $10.3 million in the three months ended March 31, 2000, from $2.3 million in the three months ended March 31, 1999. This increase in selling, general and administrative expenses was primarily the result of efforts to significantly expand our business and prepare for rapid growth. During the first three months of 2000, we increased personnel in internal systems, marketing, finance and recruiting, increased marketing initiatives and enhanced internal systems and communications infrastructure necessary for growth.

 Amortization of deferred compensation expense

   Amortization of deferred compensation was $0.6 million in the three months ended March 31, 2000. Deferred compensation was recorded during 1999 related to certain options that were deemed granted in-the-money, a loan made to our chief executive officer that is being recorded as compensation expense, the sale of restricted shares to our chief executive officer at a price that was deemed less than our common stock's then fair value, and deferred compensation related to one of our acquisitions.

Net Loss

   Net loss for the three months ended March 31, 2000 was $1.4 million compared to net income of $0.1 million in the three months ended March 31, 1999. The net loss in the three months ended March 31, 2000 is due to an operating loss of $2.9 million, offset by net interest income of $0.9 million generated by investing net proceeds from the initial public offering and an income tax benefit of $0.6 million.

Liquidity and Capital Resources

   During 1999, we financed our operations and investments in property and equipment through cash generated from debt and equity financings.

   Cash and cash equivalents increased to $86.8 million at March 31, 2000, from $13.7 million at December 31, 1999. This increase is primarily the result of net proceeds of $83.8 million from the Company's initial public offering on February 11, 2000. In addition, the Company received proceeds of $11.0 million from the sale of one million shares of common stock to Dell USA, L.P., a wholly owned subsidiary of Dell Computer Corporation. These proceeds were offset primarily by cash used for operating activities of approximately $6.2 million and for investing activities of approximately $15.5 million. Cash used for operating activities of $6.2 million was principally made up of $1.4 million in net loss for the first three months of 2000, a $6.2 million increase in accounts receivable primarily due to increased revenues, and a $1.7 million decrease in accounts payable and accrued liabilities caused by timing of payments, offset by a $2.6 million increase in deferred revenues.

   We anticipate that we will expend capital to develop the infrastructure needed to support our future growth. During the three-month period ended March 31, 2000, our capital expenditures were $2.3 million. We expect to use cash from operations and the net proceeds from our recently completed offerings to meet capital expenditures and working capital necessary to support our future growth. We believe that the cash provided from operations, and cash on hand will be sufficient to meet our anticipated working capital and capital expenditure requirements through December 31, 2000. However, during this period, we may seek additional capital in the private and/or public equity markets.

Cautionary Note Regarding Forward-Looking Statements

   This quarterly report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including "may," "will," "expect," "anticipate," "believe," "intend" and "estimate" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in the remainder of 2000 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to: our concentrated client base; our ability to attract, train and retain executive management, regional managing directors and other qualified personnel; intensive competition within the Internet professional services market; our ability to manage our rapid growth; our ability to meet client expectations and collect fees; our ability to accurately estimate the cost, scope or duration of our fixed-free client engagements; our difficulty in predicting future revenues because our client engagements are project based; the development and sustainability of a market for systems innovation services; the rate of acceptance and the use of the Internet as a means for commerce; and our ability to keep pace with technological changes and future regulations affecting our business on the Internet generally. For further information about these and other risks, uncertainties and factors please review the disclosure included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that Could Affect Our Operations" in our annual report on Form 10-K for the year ended December 31, 1999.

   You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Our primary financial instruments are investments in cash and commercial paper. We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We do not have derivative financial instruments for speculative or trading purposes.

                          Part II--Other Information

Item 1. Legal Proceedings

   Pantelis Georgiadis, our former chief operating officer, filed a complaint against us on October 21, 1999 in the Circuit Court of Cook County, Illinois. Mr. Georgiadis previously owned 2,000,000 shares of our common stock with respect to which we exercised our contractual right to repurchase upon the termination of his employment in September, 1999. Pursuant to this contractual right, we tendered to Mr. Georgiadis $4,010,000, or approximately $2.00 per share, payable in the form of cash and a promissory note. Mr. Georgiadis contends that we breached our contractual obligations by improperly valuing these shares in connection with the repurchase. Mr. Georgiadis' complaint asserts that the repurchase price of his shares should have been as high as $8.10 per share. We deny Mr. Georgiadis' allegations, believe they are without merit and intend to defend this lawsuit vigorously.

   From time to time, we may be involved in litigation incidental to the conduct of our business. Except as described above, however, we are not currently a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

   On January 10, 2000, the Company completed the sale of 1,000,000 shares of common stock to Dell USA. L.P. for an aggregate purchase price of $11,000,000. Exemption from registration for this purchase of shares was claimed in reliance on Section 4(2) of the Securities Act regarding transactions not involving a public offering. On February 24, 2000 the Company issued 192,270 shares of common stock to Zixit Corporation upon exercise of an option the Company granted to Zixit in November 1999. The exercise price on the option was $7.00 per share, and the option was exercised on a cash-less basis. Exemption from registration for this exercise was claimed in reliance on
Section 4(2) of the Securities Act regarding transactions not involving a public offering. During the 3 months ended March 31, 2000, the Company granted stock options to certain of its employees and advisors pursuant to the Company's Stock Option Plan. Additionally, during these 3 months the Company issued a total of 128,661 shares of common stock to certain employees and advisors upon exercise of options granted under this plan. All option grants and related purchases of the Company's common stock were made in reliance on Rule 701 promulgated under the Securities Act.

   On February 10, 2000 our registration statement on Form S-1 (File No. 333-92373) relating to the initial public offering of our common stock was declared effective by the SEC. With that registration statement, we registered 4,600,000 shares of our common stock. In connection with the offering, we issued 4,600,000 shares of common stock at $20.00 per share, for an aggregate offering amount of $92,000,000. All of these shares have been sold and the offering has been completed. The managing underwriters of the offering were Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Thomas Weisel Partners LLC and Friedman, Billings, Ramsey & Co., Inc. After payment of underwriting discounts and expenses of $8,500,000, we received net proceeds of $83,500,000 from the offering. We have invested the net proceeds, pending its use for working capital and general corporate purposes, in short-term, investment grade, interest-bearing securities.

Item 4. Submission of Matters to a Vote of Security Holders

   An Annual Meeting of the Stockholders of the Company was held on February 4, 2000, prior to the completion of the Company's initial public offering.

  1. The stockholders voted to adopt and approve the Amended and Restated Certificate of Incorporation.

                                                                                   Broker
                                         Authority                                  Non-
         For           Against           Withheld            Abstentions           Votes
      ----------       -------           ---------           -----------           ------
      22,388,962         --                 --                   --                 --

  2. The stockholders voted to elect nine Directors to serve terms as set forth in the Amended and Restated Certificate of Incorporation, with the following vote:

                                                             Authority  Broker
      Directors                              For     Against Withheld  Non-Votes
      ---------                           ---------- ------- --------- ---------
      Mark Tebbe......................... 22,388,962   --       --        --
      C. Rudy Puryear.................... 22,388,962   --       --        --
      John Kraft......................... 22,388,962   --       --        --
      John Oltman........................ 22,388,962   --       --        --
      Paul Yovovich...................... 22,388,962   --       --        --
      Judith Hamilton.................... 22,388,962   --       --        --
      James Cowie........................ 22,388,962   --       --        --
      Paul Carbery....................... 22,388,962   --       --        --
      John Landry........................ 22,388,962   --       --        --

  3. The stockholders voted to approve the 1998 Amended and Restated Stock Option Plan.

                                         Authority                                  Broker
         For           Against           Withheld            Abstentions           Non-Votes
         ---           -------           ---------           -----------           ---------
      22,388,962         --                 --                   --                   --

  4. The stockholders voted to approve the 2000 Lante Corporation Stock Purchase Plan.

                                         Authority                                  Broker
         For           Against           Withheld            Abstentions           Non-Votes
         ---           -------           ---------           -----------           ---------
      22,388,962         --                 --                   --                   --

Item 6. Exhibits and Reports on Form 8-K

   a) We have filed the following exhibits with this quarterly report.

      Exhibit
      Number   Exhibit
      -------  -------
     10.15     Form of Employment Agreement

     27        Financial Data Schedule

   b) Reports on Form 8-K.

   We did not file any Current Reports on Form 8-K during the first quarter of 2000.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Lante Corporation

                                                  /s/ Brian C. Henry
                                          By: _________________________________
                                                      Brian C. Henry
                                              Executive Vice President, Chief
                                                         Financial
                                                 Officer (on behalf of the
                                                registrant and as principal
                                                    financial officer)

Date: May 12, 2000

                                 EXHIBIT INDEX

      Exhibit
      Number   Exhibit
      -------  -------
     10.15     Form of Employment Agreement

     27        Financial Data Schedule