Form 10-Q
period 2000-06-30
LANTE CORP
filed 2000-08-14
CIK 1100370

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

                 For the Quarterly Period Ended: June 30, 2000

                       Commission File Number: 00-28785

                               Lante Corporation
            (Exact name of registrant as specified in its charter)

               Delaware                              36-3322393
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

          161 North Clark Street, Suite 4900, Chicago, Illinois 60601
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code: (312) 696-5000

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

   The number of shares of the registrant's Common Stock outstanding as of July 31, 2000 was 39,506,269.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               LANTE CORPORATION

                          QUARTER ENDED JUNE 30, 2000

                                     INDEX

                                                                            Page
                                                                            ----
 PART I--FINANCIAL INFORMATION.............................................   3

    Item 1. Financial Statements..........................................    3

            Condensed Consolidated Statement of Operations for the three and six months ended
             June 30, 1999 and 2000.......................................    3

            Condensed Consolidated Balance Sheet as of December 31, 1999
             and June 30, 2000............................................    4

            Condensed Consolidated Statement of Cash Flows for the six
             months ended
             June 30, 1999 and 2000.......................................    5

            Notes to Condensed Consolidated Financial Statements..........    6

    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of
             Operations...................................................    8

    Item 3. Quantitative and Qualitative Disclosures About Market Risk....   11

 PART II--OTHER INFORMATION................................................  12

    Item 1. Legal Proceedings.............................................   12

    Item 2. Changes in Securities and Use of Proceeds.....................   12

    Item 6. Exhibits and Reports on Form 8-K..............................   12

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                               LANTE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                     (In thousands, except per share data)
                                  (unaudited)

                                              Three Months       Six Months
                                             Ended June 30,    Ended June 30,
                                             ----------------  ----------------
                                              1999     2000     1999     2000
                                             -------  -------  -------  -------
Revenues...................................  $ 7,143  $23,637  $12,032  $40,763
Operating expenses:
  Professional services....................    3,799   12,030    6,280   21,111
  Selling, general and administrative......    3,465   13,136    5,777   23,454
  Amortization of deferred compensation....      150      685      150    1,334
                                             -------  -------  -------  -------
    Total operating expenses...............    7,414   25,851   12,207   45,899
                                             -------  -------  -------  -------
Loss from operations.......................     (271)  (2,214)    (175)  (5,136)
Interest income, net.......................       49    1,471       58    2,368
                                             -------  -------  -------  -------
Loss before income taxes...................     (222)    (743)    (117)  (2,768)
Income tax benefit.........................    1,011      --     1,014      616
                                             -------  -------  -------  -------
Net income (loss)..........................      789     (743)     897   (2,152)
Dividends and accretion on mandatorily
 redeemable preferred
 stock.....................................      (65)     --       (65)    (234)
                                             -------  -------  -------  -------
Net income (loss) available to common
 stockholders..............................  $   724  $  (743) $   832  $(2,386)
                                             =======  =======  =======  =======
Net income (loss) per common share:
  Basic....................................  $  0.03  $ (0.02) $  0.04  $ (0.07)
  Diluted..................................  $  0.03  $ (0.02) $  0.03  $ (0.07)

Pro forma basic and diluted net income
 (loss) per common share...................  $ (0.01) $ (0.02) $  0.00  $ (0.07)

Weighted average common shares outstanding:
  Basic....................................   21,584   37,016   21,432   33,939
  Diluted..................................   25,989   37,016   25,327   33,939

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LANTE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data)

                                                       December 31,  June 30,
                                                           1999        2000
                                                       ------------ -----------
                                                                    (unaudited)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents...........................   $13,692     $ 55,811
  Short-term investments..............................       --        37,455
  Accounts receivable (net of allowance of $896 and
   $1,170 at December 31, 1999 and June 30, 2000,
   respectively)......................................    10,349       20,853
  Other current assets................................     1,094        3,203
                                                         -------     --------
    Total current assets..............................    25,135      117,322
Property and equipment, net...........................     6,380       11,515
Other assets..........................................     9,971        8,246
                                                         -------     --------
    Total assets......................................   $41,486     $137,083
                                                         =======     ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities............   $ 8,868     $  7,817
  Deferred revenues...................................     2,155        5,552
  Other current liabilities...........................     1,379        1,145
                                                         -------     --------
    Total current liabilities.........................    12,402       14,514
Other liabilities.....................................     2,121        2,099
                                                         -------     --------
    Total liabilities.................................    14,523       16,613
Commitments and contingencies
Mandatorily redeemable preferred stock:
  Series A convertible preferred stock, $0.01 par
   value; 4,243 shares allocated and 3,536 shares
   issued and outstanding as of December 31, 1999.....    25,728          --
                                                         -------     --------
Stockholders' equity:
  Preferred stock, $0.01 par value; 10,000 shares
   authorized, no shares issued and outstanding as of
   December 31, 1999 and June 30, 2000................       --           --
  Common stock, $0.01 par value; 50,000 authorized,
   26,069 shares issued and outstanding as of December
   31, 1999 and 150,000 authorized, 39,505 shares
   issued and outstanding as of June 30, 2000.........       260          395
  Additional paid-in capital..........................    18,509      139,194
  Retained deficit....................................    (9,606)     (11,758)
  Deferred compensation...............................    (4,613)      (3,952)
  Note receivable--stockholder........................    (3,315)      (3,409)
                                                         -------     --------
    Total stockholders' equity........................     1,235      120,470
                                                         -------     --------
    Total liabilities and stockholders' equity........   $41,486     $137,083
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

                               LANTE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             -----------------
                                                              1999      2000
                                                             -------  --------
Cash flows from operating activities:
  Net income (loss)......................................... $   897  $ (2,152)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization...........................     147     1,159
    Deferred income taxes...................................  (1,016)     (616)
    Amortization of deferred compensation and warrant
     expense................................................     150     1,334
    Increase (decrease) in cash attributable to changes in
     assets and liabilities:
      Accounts receivable...................................  (1,163)  (10,486)
      Accounts payable and accrued liabilities..............   3,950    (1,455)
      Deferred revenues.....................................   1,802     3,396
      Other, net............................................  (2,639)       38
                                                             -------  --------
        Net cash provided by (used in) operating activities.   2,128    (8,782)
                                                             -------  --------
Cash flows from investing activities:
  Capital expenditures......................................    (465)   (5,876)
  Purchase of short-term investments........................     --    (37,455)
  Equity investment.........................................     --       (250)
                                                             -------  --------
        Net cash used in investing activities...............    (465)  (43,581)
                                                             -------  --------
Cash flows from financing activities:
  Proceeds from initial public offering, net................     --     83,466
  Proceeds from issuance of manditorily redeemable preferred
   stock, net...............................................  23,383        --
  Proceeds from private issuance of common stock............   3,402    11,000
  Redemption of common stock................................  (5,519)      --
  Loan to executive officer.................................  (3,228)      --
  Dividends paid............................................  (4,549)      --
  Other, net................................................      69        16
                                                             -------  --------
        Net cash provided by financing activities...........  13,558    94,482
                                                             -------  --------
Increase in cash and cash equivalents.......................  15,221    42,119
Cash and cash equivalents, beginning of period..............   3,377    13,692
                                                             -------  --------
Cash and cash equivalents, end of period.................... $18,598  $ 55,811
                                                             =======  ========
Supplemental disclosure of cash flow information:
  Cash paid for interest.................................... $    12  $     73
  Cash paid for taxes....................................... $    20  $      2
Supplemental disclosure of non-cash transactions:
  Conversion of Series A convertible preferred stock to
   common stock............................................. $   --   $ 25,962


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LANTE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)
                                  (Unaudited)

1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared by Lante Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited condensed consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2. Capital Stock

   The effects of stock splits and recapitalizations have been retroactively reflected in the condensed consolidated financial statements for all periods presented.

   In January 2000, the Company completed the sale of 1,000 shares of common stock to Dell USA, L.P., a wholly-owned subsidiary of Dell Computer Corporation, at $11.00 per share.

   On February 16, 2000, the Company completed an initial public offering of common stock which resulted in the issuance of 4,600 shares of common stock. Proceeds to the Company, net of underwriting discounts and costs of the offering, were approximately $83,500. Concurrent with the initial public offering, 3,536 shares of the Company's Series A convertible preferred stock were converted to 7,072 shares of the Company's common stock. Dividends and accretion related to the Company's Series A convertible preferred stock reduced income available to common stockholders up through the date of conversion.

3. Investments

   In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt on Equity Securities," the Company has categorized its marketable securities as "held-to-maturity." At June 30, 2000, amortized cost approximated fair value and unrealized gains and losses were not material.

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

   The Company terminated its S-Corporation election for federal and state income tax purposes on June 17, 1999. Accordingly, all income that was earned in the subsequent C-Corporation period was taxable at the statutory federal and state tax rates. In order to present amounts in a comparable format, the statement of operations includes pro forma earnings per share that contemplates additional taxes that would have been recorded if the Company had been a C-Corporation for all periods presented, based upon the tax laws in effect during those periods.

5. Amortization of Deferred Compensation Expense

   Deferred compensation expense relates to the amortization of certain options that were deemed granted in-the-money, a loan made to our chief executive officer that is being recorded as compensation expense, the sale of restricted shares to our chief executive officer at a price that was deemed less than our common stock's fair value, and deferred compensation related to one of our acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis compares the three-month and six-month periods ended June 30, 2000 to the corresponding periods ended June 30, 1999 for the Company. You should read the following discussion and analysis along with our condensed consolidated financial statements and the related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2000 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

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

   Since our inception in 1984, we have been innovators in applying emerging technologies to businesses, evolving from personal computer networks to database applications to distributed client-server architectures to the Internet. We began focusing on e-markets in late 1996 and virtually all of our revenues are now derived from Internet services. We expect revenues from Internet services to continue to represent virtually all of our revenues for the foreseeable future.

   Our client base ranges from smaller start-up ventures to larger, more established companies. We have begun our anticipated shift in business development activities toward more established companies and industry-sponsored consortia. Targeting such larger enterprises will likely lead to a more competitive bidding process and a longer sales cycle which could negatively impact our results of operations.

   Revenues from a few large clients have historically constituted a significant portion of our total revenues in a particular quarter or year. For example, during the six months ended June 30, 1999, our five largest clients represented 54% of our revenues compared to 29% of our revenues during the six months ended June 30, 2000. During the three months ended June 30, 1999, one client represented 41% of our revenues and in the six months ended June 30, 1999, one client represented 34% of our revenues and another client represented 10% of our revenues. During the three months ended June 30, 2000, one client represented 12% and another client represented 11% of our revenues. None of our clients individually represented more than 10% of our revenues for the six months ended June 30, 2000.

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

   Our number of employees increased from 94 on January 1, 1997 to 561 as of June 30, 2000, of which 387 were billable professionals. We actively recruit billable professionals and support staff and expect our total number of employees to increase significantly.

   Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for non-project personnel, facility costs, staff recruiting and training costs, depreciation and amortization, general operating expenses and selling and marketing expenses. We largely develop new business through our regional managing directors and principals. Our selling, general and administrative expenses are expected to continue to increase in the future as we add additional personnel, expand our information systems, open new offices, increase our recruiting efforts and incur additional costs related to the growth of our business and operations as a public company.

   We expect to report an operating loss in 2000. As we strive to grow our business, we expect to spend significant funds for marketing, recruiting and hiring additional personnel, upgrading our infrastructure, including internal information systems, and expanding into new geographical markets. To the extent revenues do not increase at a rate commensurate with these costs and expenditures, our results of operations and liquidity could be materially and adversely affected.

Results of Operations

   The following table presents for the periods indicated, our selected condensed consolidated statement of operations data as a percentage of our revenues. We have derived these percentages from our unaudited condensed consolidated financial statements for all periods presented.

                                                         Three         Six
                                                        Months       Months
                                                         Ended        Ended
                                                       June 30,     June 30,
                                                       ----------   ----------
                                                       1999  2000   1999  2000
                                                       ----  ----   ----  ----
Revenues.............................................. 100%  100%   100%  100%
Operating expenses:
  Professional services...............................  53    51     52    52
  Selling, general and administrative.................  49    55     48    58
  Amortization of deferred compensation...............   2     3      1     3
                                                       ---   ---    ---   ---
Total operating expenses.............................. 104   109    101   113
                                                       ---   ---    ---   ---
Loss from operations..................................  (4)   (9)    (1)  (13)
Other income, net.....................................   1     6    --      6
Income tax benefit....................................  14   --       8     2
                                                       ---   ---    ---   ---
Net income (loss).....................................  11%   (3)%    7%   (5)%
                                                       ===   ===    ===   ===

Comparison of Three and Six Months Ended June 30, 2000 and 1999

 Revenues

   Revenues increased $16.5 million, or 230.9%, to $23.6 million in the three months ended June 30, 2000 from $7.1 million in the three months ended June 30, 1999. For the six months ended June 30, 2000, revenues increased $28.7 million, or 238.8%, to $40.8 million from $12.0 million for the comparable period of the prior year. These increases resulted from an increase in the average size and number of client engagements and an increase in average realized billing rates. The revenue increases during 2000 were limited by revenue not recognized on certain clients where their ability to pay was uncertain.

 Operating Expenses

   Professional services

   Costs of professional services increased $8.2 million, or 216.7%, to $12.0 million in the three months ended June 30, 2000 from $3.8 million in the three months ended June 30, 1999. For the six months ended June 30,

2000, costs of professional services increased $14.8 million, or 236.2%, to $21.1 million from $6.3 million for the comparable period of the prior year. These increases were primarily due to an increase in the number of billable professionals and a $3.8 million increase in project-related expenses. Professional services margin increased to 49.1% in the three months ended June 30, 2000 from 46.8% in the three months ended June 30, 1999 and increased to 48.2% in the six months ended June 30, 2000 from 47.8% in the six months ended June 30, 1999.

   Selling, general and administrative

   Selling, general and administrative expenses increased $9.7 million, or 279.1%, to $13.1 million in the three months ended June 30, 2000 from $3.5 million in the three months ended June 30, 1999. For the six months ended June 30, 2000, selling, general and administrative expenses increased $17.7 million, or 306.0%, to $23.5 million from $5.8 million for the comparable period of the prior year. These increases in selling, general and administrative expenses were primarily the result of efforts to significantly expand our business and prepare for rapid growth. During the first six months of 2000, we increased personnel in internal systems, marketing, finance and recruiting, commenced marketing initiatives and enhanced internal systems and communications infrastructure necessary for growth.

   Amortization of deferred compensation expense

   Amortization of deferred compensation was $0.7 million and $1.3 million in the three months ended June 30, 2000 and the six months ended June 30, 2000, respectively. Amortization of deferred compensation of $0.2 million was recorded in the three and six months ended June 30, 1999. Deferred compensation was recorded related to certain options that were deemed granted in-the-money, a loan made to our chief executive officer that is being recorded as compensation expense, the sale of restricted shares to our chief executive officer at a price that was deemed less than our common stock's fair value, and deferred compensation related to one of our acquisitions.

Net Loss

   Net loss for the three months ended June 30, 2000 was $0.7 million compared to net income of $0.8 million in the three months ended June 30, 1999. Net loss for the six months ended June 30, 2000 was $2.2 million compared to net income of $0.9 million in the six months ended June 30, 1999.

Liquidity and Capital Resources

   During 1999, we financed our operations and investments in property and equipment and two acquisitions primarily through cash generated from debt and equity financings.

   Cash and cash equivalents and short-term investments increased to $93.3 million at June 30, 2000 from $13.7 million at December 31, 1999. This increase is primarily the result of net proceeds of $83.5 million from the Company's initial public offering on February 16, 2000. In addition, the Company received proceeds of $11.0 million from the sale in January 2000 of one million shares of common stock to Dell USA, L.P., a wholly owned subsidiary of Dell Computer Corporation. These proceeds were offset primarily by cash used for operating activities of approximately $8.8 million. Cash used for operating activities was principally made up of $2.2 million in net loss for the six months ended June 30, 2000, a $10.5 million increase in accounts receivable primarily due to increased revenues, and a $1.5 million decrease in accounts payable and accrued liabilities caused by timing of payments, offset by a $3.4 million increase in deferred revenues.

   We anticipate that we will expend capital to develop the infrastructure needed to support our future growth. During the six-month period ended June 30, 2000, our capital expenditures were $5.9 million. We expect to use cash from operations and the net proceeds from our initial public offering and private placement in the first quarter of 2000 to meet our anticipated cash needs for capital expenditures and working capital necessary to support our future growth. We believe that the cash provided from operations, and cash on hand will be sufficient to meet our anticipated working capital and capital expenditure requirements through December 31, 2000. However, during this period, we may seek additional capital in the private or public equity or debt markets to support more rapid growth, including through acquisitions. If we receive additional funds through the issuance of equity securities, our existing stockholders may experience significant dilution and these equity securities may have rights, preferences, or privileges senior to those of our common stock.

Cautionary Note Regarding Forward-Looking Statements

   This quarterly report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including "may," "will," "expect," "anticipate," "believe," "intend" and "estimate" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2000 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to: our ability to predict revenues; our ability to accurately estimate the cost, scope and duration of our engagements and to collect on amounts billed for such engagements; our concentrated client base; our ability to manage our rapid growth and meet client expectations; the percentage of our clients that are dot-com ventures that will require significant additional capital to fund their operations or more established entities with longer decision and contracting cycles; our ability to attract, train and retain executive management, regional managing directors and other qualified personnel; our ability to manage international operations; intense competition within the Internet professional services market; the rate of acceptance and the use of the Internet as a means for commerce; our ability to keep pace with technological changes and future regulations affecting our business, the implementation of e-markets or the Internet generally. For further information about these and other risks, uncertainties and factors, please review the disclosure under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that Could Affect Our Operations" in our annual report on Form 10-K for the year ended December 31, 1999.

   You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

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

Item 2. Changes in Securities and Use of Proceeds

   On February 10, 2000 our registration statement on Form S-1 (File No. 333-92373) relating to the initial public offering of our common stock was declared effective by the SEC. After payment of underwriting discounts and expenses of approximately $8,500,000, we received net proceeds of approximately $83,500,000 from the offering. During the six months ended June 30, 2000, we used approximately $8.8 million of the proceeds of the initial public offering for working capital and we used approximately $5.9 million for purchases of leasehold improvements and equipment. We have invested the remaining net proceeds, pending its use for working capital and general corporate purposes, in short-term, investment grade, interest-bearing securities.

Item 6. Exhibits and Reports on Form 8-K.

   a) We have filed the following exhibits with this quarterly report.

     Exhibit
     Number  Exhibit
     ------- -------
     27      Financial Data Schedule

   b) Reports on Form 8-K.

     We did not file any Current Reports on Form 8-K during the second quarter of 2000.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Lante Corporation

Date: August 14, 2000                                /s/ Brian Henry
                                          By: _________________________________
                                                        Brian Henry
                                              Executive Vice President, Chief
                                                         Financial
                                               Officer (Principal Financial
                                                         Officer)

Date: August 14, 2000                              /s/ William J. Davis
                                          By: _________________________________
                                                     William J. Davis
                                             Controller (Principal Accounting
                                                         Officer)

                                 EXHIBIT INDEX

 Exhibit
 Number  Exhibit
 ------- -----------------------
 27      Financial Data Schedule