Form 10-Q
period 2000-09-30
LANTE CORP
filed 2000-11-13
CIK 1100370

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------
                                   Form 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended: September 30, 2000

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

                         -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     The number of shares of the registrant's Common Stock outstanding as of October 31, 2000 was 39,797,475.

================================================================================

                               LANTE CORPORATION

                        QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX


                                                                                        Page
                                                                                        ----

PART I - FINANCIAL INFORMATION.........................................................   3

  Item 1.    Financial Statements......................................................   3

             Condensed Consolidated Statement of Operations for the Three and Nine
              Months Ended September 30, 1999 and 2000.................................   3

             Condensed Consolidated Balance Sheet as of December 31, 1999
              and September 30, 2000...................................................   4

             Condensed Consolidated Statement of Cash Flows for the Nine Months Ended
              September 30, 1999 and 2000..............................................   5

             Notes to Condensed Consolidated Financial Statements......................   6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations...............................................................   8

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk................  12


PART II - OTHER INFORMATION............................................................  13

  Item 1.    Legal Proceedings.........................................................  13

  Item 2.    Changes in Securities and Use of Proceeds.................................  13

  Item 5.    Other Information.........................................................  13

  Item 6.    Exhibits and Reports on Form 8-K..........................................  13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               LANTE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)



                                                                       Three Months Ended           Nine Months Ended
                                                                           September 30,               September 30,
                                                                      --------------------        ---------------------
                                                                       1999         2000           1999          2000
                                                                      -------      -------        -------      --------
                                                                           (unaudited)                        (unaudited)

Revenues........................................................      $ 5,446      $20,322        $13,364      $ 61,085
Related party revenues - ZixIt Corporation......................        3,865           --          7,979            --
                                                                      -------      -------        -------      --------
       Total revenues...........................................        9,311       20,322         21,343        61,085
                                                                      -------      -------        -------      --------

Operating expenses:
    Professional services.......................................        4,983       12,032         11,263        33,143
    Selling, general and administrative.........................        4,934       16,384         10,711        39,838
    Amortization of deferred compensation.......................          481          614            631         1,948
                                                                      -------      -------        -------      --------
       Total operating expenses.................................       10,398       29,030         22,605        74,929
                                                                      -------      -------        -------      --------

Loss from operations............................................       (1,087)      (8,708)        (1,262)      (13,844)

Interest income, net............................................          295        1,462            353         3,830
                                                                      -------      -------        -------      --------

Loss before income taxes........................................         (792)      (7,246)          (909)      (10,014)

Income tax benefit (expense)....................................         (412)       2,102            602         2,718
                                                                      -------      -------        -------      --------

Net loss........................................................       (1,204)      (5,144)          (307)       (7,296)

Dividends and accretion on mandatorily redeemable preferred
 stock..........................................................         (456)          --           (521)         (234)
                                                                      -------      -------        -------      --------

Net loss available to common stockholders.......................      $(1,660)     $(5,144)       $  (828)     $ (7,530)
                                                                      =======      =======        =======      ========


Net loss per common share, basic and diluted....................      $ (0.07)     $ (0.14)       $ (0.04)     $  (0.21)

Pro forma basic and diluted net loss per common share
 (unaudited)....................................................      $ (0.04)     $ (0.14)       $ (0.05)     $  (0.21)

Weighted average common shares outstanding,
 basic and diluted..............................................       23,787       37,374         22,113        36,073


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LANTE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data)

                                                           December 31,        September 30,
                                                               1999                2000
                                                           ------------        -------------
                                                                                (unaudited)
                      ASSETS
                      ------
Current assets:
  Cash and cash equivalents..............................    $  13,692           $  48,836
  Short-term investments.................................           --              40,538
  Accounts receivable (net of allowance of $896 and
    $2,576 at December 31, 1999 and September 30, 2000,
    respectively)........................................       10,171              18,207
  Accounts receivable - related party....................          178                  --
  Other current assets...................................        1,094               2,617
                                                             ---------           ---------
     Total current assets................................       25,135             110,198
Property and equipment, net..............................        6,380              13,956
Other assets.............................................        9,971              10,110
                                                             ---------           ---------
     Total assets........................................    $  41,486           $ 134,264
                                                             =========           =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities...............    $   8,868           $   9,305
  Deferred revenue.......................................        2,155               5,614
  Other current liabilities..............................        1,379               1,651
                                                             ---------           ---------
     Total current liabilities...........................       12,402              16,570
Other liabilities........................................        2,121               2,196
                                                             ---------           ---------
     Total liabilities...................................       14,523              18,766
                                                             ---------           ---------
Commitments and contingencies

Mandatorily redeemable preferred stock:
  Series A convertible preferred stock, $0.01 par value;
    4,243 shares allocated and 3,536 shares issued and
    outstanding as of December 31, 1999..................       25,728                  --
                                                             ---------           ---------
Stockholders' equity:
  Preferred stock, $0.01 par value; 10,000 shares
    authorized, no shares issued and outstanding as of
    December 31, 1999 and September 30, 2000.............           --                  --
  Common stock, $0.01 par value; 50,000 authorized,
    26,069 shares issued and outstanding as of December 31,
    1999 and 150,000 authorized, 39,731 shares issued and
    outstanding as of September 30, 2000.................          260                 397
  Additional paid-in capital.............................       18,509             138,915
  Retained deficit.......................................       (9,606)            (16,902)
  Accumulated other comprehensive loss...................           --                 (24)
  Deferred compensation..................................       (4,613)             (3,443)
  Note receivable - stockholder..........................       (3,315)             (3,445)
                                                             ---------           ---------
     Total stockholders' equity..........................        1,235             115,498
                                                             ---------           ---------
     Total liabilities and stockholders' equity..........    $  41,486           $ 134,264
                                                             =========           =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LANTE CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                              ------------------------
                                                                                               1999           2000
                                                                                              -------      -----------
                                                                                                           (unaudited)
Cash flows from operating activities:
     Net loss............................................................................     $  (307)      $(7,296)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization..................................................         329         2,043
          Deferred income taxes..........................................................        (679)       (2,816)
          Amortization of deferred compensation and warrant expense......................         631         1,947
          Other, net.....................................................................          57            --
          Increase (decrease) in cash attributable to changes in assets and liabilities:
               Accounts receivable.......................................................      (3,405)       (7,840)
               Accounts payable and accrued liabilities..................................       2,928           636
               Deferred revenue..........................................................       1,542         3,459
               Other, net................................................................      (3,085)          545
                                                                                              -------       -------
                    Net cash used in operating activities................................      (1,989)       (9,322)
                                                                                              -------       -------
Cash flows from investing activities:
     Capital expenditures................................................................      (1,804)       (9,180)
     Acquisition, net of cash acquired...................................................        (426)           --
     Purchase of short-term investments..................................................          --       (40,538)
     Equity investment...................................................................          --          (250)
                                                                                              -------       -------
                    Net cash used in investing activities................................      (2,230)      (49,968)
                                                                                              -------       -------
Cash flows from financing activities:
     Proceeds from initial public offering, net..........................................          --        83,379
     Proceeds from issuance of mandatorily redeemable preferred stock, net...............      24,814            --
     Proceeds from private issuance of common stock......................................       3,577        11,000
     Redemption of common stock..........................................................      (6,521)           --
     Loan to executive officer...........................................................      (3,228)           --
     Dividends paid......................................................................      (4,570)           --
     Other, net..........................................................................         (24)           55
                                                                                              -------       -------
                    Net cash provided by financing activities............................      14,048        94,434
                                                                                              -------       -------
Increase in cash and cash equivalents....................................................       9,829        35,144
Cash and cash equivalents, beginning of period...........................................       3,377        13,692
                                                                                              -------       -------
Cash and cash equivalents, end of period.................................................     $13,206       $48,836
                                                                                              =======       =======
Supplemental disclosure of cash flow information:
     Cash paid for interest..............................................................     $    15       $    74
     Cash paid for taxes.................................................................     $   408       $   100

Supplemental disclosure of non-cash transactions:
     Conversion of Series A convertible preferred stock to common stock..................     $    --       $25,962

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LANTE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Lante Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The statements of operations and cash flows for the nine months ended September 30, 1999 and the balance sheet as of December 31, 1999 have been derived from audited financial statements, but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Registration Statement on Form S-1 dated February 10, 2000 and Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.   Capital Stock

     The effects of stock splits and recapitalizations have been retroactively reflected in the condensed consolidated financial statements for all periods presented.

     In January 2000, the Company completed the sale of 1,000 shares of common stock to Dell USA, L.P., a wholly owned subsidiary of Dell Computer Corporation, at $11.00 per share.

     On February 16, 2000, the Company completed an initial public offering of common stock which resulted in the issuance of 4,600 shares of common stock. Proceeds to the Company, net of underwriting discounts and costs of the offering, were approximately $83,400. Concurrent with the initial public offering, 3,536 shares of the Company's Series A convertible preferred stock were converted to 7,072 shares of the Company's common stock. Dividends and accretion related to the Company's Series A convertible preferred stock reduced income available to common stockholders up through the date of conversion.

3.   Investments

     In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has categorized its marketable securities as "held-to-maturity." These investments consist of deposits in money markets, US Treasury instruments, commercial paper, and corporate bonds. At September 30, 2000, amortized cost approximated fair value and unrealized gains and losses were not material.

4.   Net Loss Per Share

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of shares outstanding, including common stock equivalents, if dilutive.

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

                               LANTE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands, except per share data)
                                  (Unaudited)

5.   Amortization of Deferred Compensation Expense

     Deferred compensation expense relates to certain options that were deemed granted in-the-money, a loan made to the Company's chief executive officer that is being recorded as compensation expense, the sale of restricted shares to the chief executive officer at a price that was deemed less than the fair value of the Company's common stock, and deferred compensation related to one of the Company's acquisitions.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion and analysis compares the three-month and nine-month periods ended September 30, 2000 to the corresponding periods ended September 30, 1999 for the Company. You should read the following discussion and analysis along with our condensed consolidated financial statements and the related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2000 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

Overview

     We are an Internet services company that develops sophisticated technology-based solutions that are secure, reliable and scalable and integrated with multiple back-end systems. Our solutions focus on helping our clients build e-markets and helping market participants and service providers integrate e-markets into their operations. Our strategists, user experience experts and technologists work as a multi-disciplinary team to build these solutions. We integrate our competencies through an iterative development process with the client that is overseen by our delivery management specialists.

     Since our inception in 1984, we have been innovators in applying emerging technologies to businesses, evolving from personal computer networks to database applications to distributed client-server architectures to the Internet. We began focusing on e-markets in late 1996 and virtually all of our revenues are now derived from related Internet services. We expect revenues from Internet services to continue to represent virtually all of our revenues for the foreseeable future.

     Our client base ranges from smaller start-up ventures to larger, established companies. Our current client mix is weighted toward smaller start-up ventures, however, we are continuing efforts to shift our client base toward established companies and industry-sponsored e-market consortia. Targeting such larger enterprises has led to a more competitive bidding process and a longer sales cycle, which could continue to negatively impact our results of operations.

     Revenues from a few large clients have historically constituted a significant portion of our total revenues in a particular quarter or period. Revenues from our five largest clients decreased from 69% to 31% of our revenues from the nine months ended September 30, 1999 to 2000, respectively, and from 68% to 40% from the three months ended September 30, 1999 to 2000, respectively. During the three months ended September 30, 2000, one client represented 10% of our revenues, while no one client individually represented more than 10% of our revenues for the nine months ended September 30, 2000. During the three months ended September 30, 1999, one client represented 42% of our revenues and another client represented 13% of our revenues. During the nine months ended September 30, 1999, one client represented 37% of our revenues and another client represented 16% of our revenues. Despite the declining concentration of revenue represented by our top five clients from 1999 to 2000, we continue to rely heavily on a limited number of clients to generate a majority of our revenues, which magnifies collection risks.

     To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline substantially and our operating results could be adversely affected to the extent we are unable to quickly redeploy our billable professionals to other client engagements. Our efforts to shift our client base toward established companies and industry-sponsored consortia could lead to an increase in our client concentration.

     Costs of professional services consist of salaries, bonuses and benefits for our billable professionals, the cost of subcontractors and other engagement costs that are not reimbursed directly by the client. We expect that salaries for our billable professionals will increase over time due to the intense competition in our industry for qualified individuals. We use the term ''professional services margin'' to mean revenues less costs of professional services, stated as a percentage of revenues. Professional services margins are affected by our ability to utilize our billable professionals, to incorporate any wage increases of our professionals into our billing rates and to price and execute effectively our fixed-fee engagements. Professional services margins may be reduced in any given period to the extent that we use subcontractors, utilize our billable professionals at lower than expected levels or defer revenue due to uncertainty of collection. We expect that our professional services margins will vary from quarter to quarter.

     Our number of employees increased from 345 on January 1, 2000, of which 242 were billable professionals, to 615 as of September 30, 2000, of which 417 were billable professionals. We do not anticipate a significant increase in our total number of employees over the next two quarters, as we will focus primarily on filling critical skill requirements. The total number of employees could decrease as we focus on balancing capacity with demand.

     Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for non-project personnel, facility costs, staff recruiting and training costs, depreciation and amortization, general operating expenses and selling and marketing expenses. We largely develop new business through our regional managing directors and principals.

Results of Operations

     The following table presents for the periods indicated, our selected condensed consolidated statement of operations data as a percentage of our revenues. We have derived these percentages from our condensed consolidated financial statements for all periods presented.

                                                        Three Months Ended     Nine Months Ended
                                                          September 30,          September 30,
                                                        ------------------     -----------------

                                                        1999          2000     1999        2000
                                                        ----          ----     ----        ---
Revenues............................................    100%          100%     100%        100%
Operating expenses:
      Professional services.........................     54            59       53          55
      Selling, general and administrative...........     53            81       50          65
      Amortization of deferred compensation.........      5             3        3           3
                                                        ---           ---      ---         ---
Total operating expenses............................    112           143      106         123
                                                        ---           ---      ---         ---
Loss from operations................................    (12)          (43)      (6)        (23)
Interest income, net................................      3             7        2           6
Income tax benefit (expense)........................     (4)           11        3           5
                                                        ---           ---      ---         ---
Net loss............................................    (13)%         (25)%     (1)%       (12)%
                                                        ===           ===      ===         ===

Comparison of Three and Nine Months Ended September 30, 2000 and 1999

   Revenues

     Revenues increased $11.0 million, or 118.3%, to $20.3 million in the three months ended September 30, 2000 from $9.3 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, revenues increased $39.7 million, or 186.2%, to $61.1 million from $ 21.3 million for the comparable period of the prior year. These increases resulted from an increase in the average number and size of client engagements and an increase in average realized billing rates. We generated revenue from one or more projects for 77 clients in the nine months ended September 30, 2000 as compared to revenue from one or more projects for 42 clients in the nine months ended September 30, 1999. The revenue increases in 2000 were limited by revenue not recognized on certain clients where their ability to pay was uncertain.

   Operating Expenses

     Professional services

     Costs of professional services increased $7.0 million, or 141.4%, to $12.0 million in the three months ended September 30, 2000 from $5.0 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, costs of professional services increased $21.9 million, or 194.0%, to $33.1 million from $11.3 million for the comparable period of the prior year. These increases were primarily due to an increase in the number of billable professionals from 198 at September 30, 1999 to 417 at September 30, 2000 and a $4.7 million increase in project-related expenses. Professional services margin decreased to 40.8% and 45.7% in the three and nine months ended September 30, 2000, respectively from 46.5% and 47.2% in the three and nine months ended September 30, 1999, respectively, primarily due to decreased utilization as well as revenue not recognized on certain clients where their ability to pay was uncertain. Utilization in the three and nine months ended September 30, 2000 was 45% and 61%, respectively, as compared to 65% and 64% in the three and nine months ended September 30, 1999, respectively.

     Selling, general and administrative

     Selling, general and administrative expenses increased $11.5 million, or 232.1%, to $16.4 million in the three months ended September 30, 2000 from $4.9 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, selling, general and administrative expenses increased $29.1 million, or 271.9%, to $39.8 million from $10.7 million for the comparable period of the prior year. These increases were primarily the result of efforts to significantly expand our business and prepare for rapid growth. We increased our bad debt allowance by $1.7 million in the three months ended September 30, 2000 due to increased collection risks associated with certain clients experiencing financing challenges. During the first nine months of 2000, we increased personnel in the field, internal systems, marketing, finance and recruiting, commenced marketing initiatives and enhanced internal systems and communications infrastructure necessary for growth. We opened offices in Singapore and Delhi, India during 2000, which are still in the start-up phase and have not yet generated revenue. These operations have been slower to ramp up than expected.

     Amortization of deferred compensation expense

     Amortization of deferred compensation was $0.6 million and $1.9 million in the three and nine months ended September 30, 2000, respectively. Amortization of deferred compensation of $0.5 million and $0.6 million was recorded in the three and nine months ended September 30, 1999, respectively. Deferred compensation was recorded in 1999 related to certain options that were deemed granted in-the-money, a loan made to our chief executive officer that is being recorded as compensation expense, the sale of restricted shares to our chief executive officer at a price that was deemed less than our common stock's fair value, and deferred compensation related to one of our acquisitions.

   Net Loss

     Net loss for the three months ended September 30, 2000 was $5.1 million compared to net loss of $1.2 million in the three months ended September 30, 1999. Net loss for the nine months ended September 30, 2000 was $7.3 million compared to net loss of $0.3 million in the nine months ended September 30, 1999. The increase in net loss in the three and nine month periods resulted from increases in expenses that were not commensurate with the increases in revenue, offset by an increase in interest income to $3.8 million in the nine months ended September 30, 2000 from $0.4 million in the nine months ended September 30, 1999.

   Liquidity and Capital Resources

     During 1999, we financed our operations, investments in property and equipment and two small acquisitions primarily through debt and equity financing.

     Cash and cash equivalents and short-term investments increased to $89.4 million at September 30, 2000 from $13.7 million at December 31, 1999. This increase is primarily the result of net proceeds of $83.4 million from our initial public offering on February 16, 2000. In addition, we received proceeds of $11.0 million in January 2000 from the sale of one million shares of common stock to Dell USA, L.P., a wholly owned subsidiary of Dell Computer Corporation. These proceeds were offset primarily by cash used for operating activities of approximately $9.3 million and capital expenditures of $9.2 million. Cash used for operating activities was principally made up of $7.3 million in net loss for the nine months ended September 30, 2000, and a $7.8 million increase in accounts receivable primarily due to increased revenues. These were offset by a $3.5 million increase in deferred revenues and a $0.6 million increase in accounts payable and accrued liabilities caused by timing of payments.

     We anticipate that we will expend capital on the infrastructure needed to continue to support our operations. We believe that the cash provided from operations, and cash on hand will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. However, during this period, we may seek additional capital in the private or public equity or debt markets to support growth and potential acquisitions, as opportunities arise. We currently do not have any agreements, commitments or understandings with respect to any material acquisitions. If we receive additional funds through the issuance of equity securities, our existing stockholders may experience significant dilution.

Outlook

     Our revenue outlook for the three months ending December 31, 2000 is uncertain and could be below the level achieved in the third quarter of this year. In addition, while we anticipate a reduction in bad debt expense during the fourth quarter of December 31, 2000, we expect to report an operating loss for the quarter and year ending December 31, 2000. Overall, we believe that our costs of professional services in the three months ending December 31, 2000 will be relatively consistent, or could decrease, as compared to third quarter levels. This is because we intend to continue reducing our use of higher cost subcontractors and expect normal attrition to reduce our billable headcount in the fourth quarter of 2000, but believe that such reductions will be partially offset by selective hiring to fill certain critical skill requirements. Although we expect to increase spending on sales and marketing in an effort to improve demand for our services in light of a more competitive market, overall we believe that our selling, general and administrative expenses in the three months ending December 31, 2000 should decrease in comparison to the three months ended September 30, 2000. In addition, we intend to generally decrease our non-billable hiring during the fourth quarter of 2000 while closely managing our other costs as well. As we continue to review the market environment, we may have to take more aggressive cost cutting measures that could materially and adversely affect our results of operations.

Cautionary Note Regarding Forward-Looking Statements

     This quarterly report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including "may," "will," "expect," "anticipate," "believe," "intend", "could", "should" and "estimate" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2000 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

     . our ability to predict and generate revenues from project-based client engagements;

     . our ability to accurately estimate the cost, scope and duration of our engagements and to collect on amounts billed for such engagements;

     .    our concentrated client base;

     . our ability to effectively reduce our reliance on smaller start up ventures;

     . credit exposure associated with the percentage of our clients that are developmental stage ventures that will require significant additional capital;

     . our ability to maintain and improve upon our billing rates and professional services margins;

     .    our ability to manage our growth and meet client expectations;

     . our ability to attract, train and retain executive management, regional managing directors and other qualified personnel;

     . our ability to retain professionals due to a significant number of stock options with exercise prices higher than our common stock's current market price;

     . our ability to generate revenue and a market presence in international venues;

     .    intense competition within the Internet professional services market;

     . the rate of acceptance and the use of the Internet and e-markets as a cost-effective means for commerce;

     . our ability to keep pace with technological changes and future regulations affecting our business; and

     .    the implementation of e-markets or the Internet generally.

     For further information about these and other risks, uncertainties and factors, please review the disclosure under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that Could Affect Our Operations" in our annual report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary financial instruments are cash in banks and commercial paper. We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We do not purchase derivative financial instruments for speculative or trading purposes.

     We have an investment of a fully vested option in ZixIt Corporation to purchase up to approximately 167,000 shares of common shares at $7.625 per share in a cashless exercise. We expect to receive approximately 143,000 common shares for our option in the fourth quarter of 2000 or the first quarter of 2001. At that time, we may need to adjust the carrying value of the instrument to reflect the then current market price, which will result in an unrealized gain or loss and will be reported as a separate component of stockholders' equity. The current carrying value of the investment is approximately $4.9 million. While the market for ZixIt Corporation's common stock has been volatile, exercise of the option as of this filing would result in an unrealized loss of approximately $2.0 million. Upon ultimate disposal of the common shares, we expect to receive net cash proceeds based on the then fair market value and there may be a realized gain or loss if the then fair market value is not equal to our carrying value, which would then be reflected in our statement of operations.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Pantelis Georgiadis, our former chief operating officer, filed a complaint against us on October 21, 1999 in the Circuit Court of Cook County, Illinois. Mr. Georgiadis previously owned 2.0 million shares of our common stock with respect to which we exercised our contractual right to repurchase upon the termination of his employment. Pursuant to this contractual right, we tendered to Mr. Georgiadis $4.0 million, or approximately $2.00 per share, payable in the form of cash and a promissory note. Mr. Georgiadis contends that we breached our contractual obligations by improperly valuing these shares in connection with the repurchase. Mr. Georgiadis' complaint asserts that the repurchase price of his shares should have been as high as $8.10 per share. We deny Mr. Georgiadis' allegations, believe they are without merit and are defending this lawsuit vigorously.

     From time to time, we may be involved in litigation incidental to the conduct of our business. Except as described above, however, we are not currently party to any material legal proceedings.


Item 2.   Changes in Securities and Use of Proceeds

     On February 10, 2000 our registration statement on Form S-1 (File No. 333-92373) relating to the initial public offering of our common stock was declared effective by the SEC. After payment of underwriting discounts and expenses of $8.6 million, we received net proceeds of approximately $83.4 million from the offering. We have invested the net proceeds, pending its use for working capital and general corporate purposes, in short-term, investment grade, interest-bearing securities. During the nine months ended September 30, 2000, we used approximately $9.3 million of the proceeds of the initial public offering for working capital and we used approximately $9.2 million for purchases of leasehold improvements and equipment.


Item 5.   Other Information

     Our corporate secretary must receive proposals of stockholders to be considered for inclusion in our proxy statement and proxy for the 2001 annual meeting of stockholders on or before January 14, 2001. Our corporate secretary must receive proposals of stockholders intended to be considered at the 2001 annual meeting of stockholders on or before February 23, 2001.


Item 6.   Exhibits and Reports on Form 8-K.

     a)   We have filed the following exhibits with this quarterly report.

          Exhibit Number     Exhibit
          --------------     -------------------------------------------------
          10                 Employment Agreement by and between Lante
                             Corporation and Thaddeus J. Malik dated
                             April 26, 2000
          27                 Financial Data Schedule

     b)   Reports on Form 8-K.

          We did not file any Current Reports on Form 8-K during the third quarter of 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              LANTE CORPORATION

Date: November 10, 2000       By: /s/ C. RUDY PURYEAR
                                  ---------------------------------------------
                                  C. Rudy Puryear
                                  Chief Executive Officer, President and
                                  Director (Principal Executive Officer)

Date: November 10, 2000       By: /s/ BRIAN C. HENRY
                                  ---------------------------------------------
                                  Brian Henry
                                  Executive Vice President, Chief Financial
                                  Officer (Principal Financial Officer)


Date: November 10, 2000       By: /s/ WILLIAM J. DAVIS
                                  ---------------------------------------------
                                  William J. Davis
                                  Controller (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------



Exhibit Number                               Exhibit
--------------     ------------------------------------------------------------
10                 Employment Agreement by and between Lante Corporation and
                   Thaddeus J. Malik dated April 26, 2000

27                 Financial Data Schedule