Form 10-K
period 2000-12-31
LANTE CORP
filed 2001-04-02
CIK 1100370

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   FORM 10-K

               [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                        Commission File Number 00-28785

                               LANTE CORPORATION
            (Exact name of registrant as specified in its charter)

              Delaware                                36-3322393
    (State or other jurisdiction                   (I.R.S. Employer
  of incorporation or organization)               Identification No.)

                            161 North Clark Street,
                      Suite 4900, Chicago, Illinois 60601
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (312) 696-5000

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share

                               (Title of Class)

                               ---------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock on March 23, 2001, was $23,710,797.

   The number of shares of the registrant's Common Stock outstanding as of March 23, 2001 was 40,278,079.

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 24, 2001 are incorporated by reference into Part III of this Report.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I....................................................................   1

  Item 1. Business........................................................   1
  Item 2. Properties......................................................  14
  Item 3. Legal Proceedings...............................................  14
  Item 4. Submission of Matters to a Vote of Security Holders.............  14

PART II...................................................................  15

  Item 5. Market for Registrant's Common Equity and Related Stockholder
   Matters................................................................  15
  Item 6. Selected Financial Data.........................................  15
  Item 7. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  16
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....  23
  Item 8. Financial Statements and Supplementary Data.....................  23
  Item 9. Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure...................................................  23

PART III..................................................................  24

  Item 10. Directors and Executive Officers of the Registrant.............  24
  Item 11. Executive Compensation.........................................  24
  Item 12. Security Ownership of Certain Beneficial Owners and Management.  24
  Item 13. Certain Relationships and Related Transactions.................  24

PART IV...................................................................  25

  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
   K......................................................................  25

Signatures................................................................  27

Index to Consolidated Financial Statements................................ F-1

                                    PART I

             CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Because we want to provide you with more meaningful and useful information, this Form 10-K includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as "may," "will," "expects," "anticipates," "believes," "intends," "estimates," "could" or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2001 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: our ability to achieve or sustain profitability; our ability to attract new clients and obtain new and expanded assignments from existing clients; our continued work for smaller clients; demand for consulting services such as those offered by us; intense competition in the Internet professional services market; our ability to predict revenues from project-based client engagements; our ability to accurately estimate the cost, scope and duration of our engagements and to collect on amounts billed for such engagements; our concentrated client base; our ability to manage our expenses, quickly respond to changes in our marketplace and meet client expectations; the complexity of our engagements and our use of new technology; our ability to maintain our reputation and expand our name recognition; our ability to hire and retain senior management and other qualified personnel; our ability to effectively utilize our personnel; the rate of acceptance and use of the Internet as a means for commerce; our ability to keep pace with technological changes and future regulations affecting our business; the implementation of the Internet generally; and our ability to raise additional capital. See "Business--Risk Factors" for a description of these and other risks, uncertainties and factors.

   You should not place undue reliance on any forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-K.

Item 1. Business

   Lante Corporation is an Internet consulting company that develops sophisticated technology-based business solutions for its clients. As increasing competition and shortened product life cycles drive companies to pursue increased collaboration with their customers and suppliers, more companies are turning toward Internet-based business-to-business connectivity that does more than simply match buyers and sellers. It includes linking every component of the business transaction lifecycle, ranging from product design and demand forecasting to sourcing, financing, logistics, fulfillment and customer service--in other words, bona-fide business process collaboration.

   Lante offers a full range of services to specifically meet this fast-growing market need. We primarily target Global 2000 companies, particularly those within the high-tech manufacturing, insurance, real estate, chemicals and life sciences industries. We help our clients to efficiently and effectively connect and collaborate in a secure online environment with their customers, suppliers and other business partners. As part of our systems integration expertise, we design our solutions to reduce operational costs, create new revenue channels and enhance partner relationships for our clients.

Overview

   Since our inception 17 years ago, we have applied emerging technologies to solve business problems. We began in 1984 by linking PCs to form local area networks in an era dominated by mainframe computers. Later, we were an early leader in client/server solutions, helping companies distribute the capabilities of their massive databases to each user. In 1996, before the Internet's widespread influence, we recognized its vast potential and refocused our efforts to leverage the web in our clients' business models. From early stage online businesses to public and private electronic markets to multi-company business process collaboration platforms, we have been a technology and business innovator.

   We design and build solutions for our clients that are secure, reliable and scalable and integrated with multiple back-end systems. Our strategists, user experience experts and technologists work as a multi-disciplinary team to build these solutions. We integrate our competencies through an iterative development process with the client that is overseen by our delivery management specialists. We believe this approach helps to achieve rapid time to market, meet our clients' objectives and ensure the highest quality solution.

Industry

   International Data Corporation (IDC) estimates that the worldwide eCommerce market will grow from approximately $64.8 billion in 1999 to more than $978.4 billion in 2003, representing a compound annual growth rate of 97%. We believe this market growth will stimulate demand for Internet services such as those we provide to our clients. IDC estimates the global Internet services market will grow from approximately $16.2 billion in 1999 to $99 billion in 2004, representing a compound annual growth rate of 44%. We believe that we are well positioned to benefit from this market opportunity because of our experience and expertise in building complex solutions and our strong system integration skills.

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

   Over the course of a client engagement, we emphasize different competencies at various phases:

  . during an engagement's inception, we primarily emphasize our strategy competency;

  . as we progress to the design phase, our user experience competency plays a greater role;

  . as we build our solution and integrate it with the client's back-end systems, our technology competency takes on a more predominant role; and

  . throughout the engagement, our delivery management professionals oversee the process and work closely with the client to optimize the team's performance.

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

  . Strategy development: We refine the client's strategic objectives by identifying the gap between their current business model and the requirements for a successful Internet-based solution. We also help the client identify the nature of the relationship between the trading partners participating in the new solution.

  . Business modeling: We explore various business and user scenarios with the client to establish a model of the desired business processes and systems. We often identify and establish key business metrics that will help in assessing the future success of the new business model.

   In addition, we are focused on enhancing our level of expertise in the following vertical industries that we are currently targeting: high-tech manufacturing, insurance, real estate, chemicals and life sciences.

 User Experience

   Our user experience professionals are skilled in content strategy, information architecture, interaction and visual design, as well as front-end development and usability testing. Our user experience professionals help our clients build an Internet presence that attracts, engages and retains users through the following:

  . Content strategy: We work with the client to assess the market and audience for which its web site is to be designed. This effort includes initial considerations for developing and establishing online identity and brand, as well as assessing user capability and understanding behavioral patterns that will influence user adoption.

  . Content design: We develop and deliver a set of prototypes to demonstrate alternative content designs that will be effective in delivering the solution. We collaborate with the client, using observational research techniques and usability expertise to select which prototype will best meet their needs.

  . Front-end development: We build out the content design and navigation of the client's web site and work with our technology professionals to integrate the web site with the system's back-end data and processing components.

 Technology

   Our technology professionals are skilled in leading-edge, Internet-based platforms and technologies, including CORBA, COM, Java, and XML; SQL database products from Oracle, Microsoft and Sybase; Internet-based packaged application software and tools; and Unix and Windows NT server platforms. Our technology professionals provide our clients with the following:

  . System Architecture: We often identify and recommend the hardware, software, network, security and personnel needed to successfully construct and deliver the specifications dictated by the solution.

  . Software Architecture: We identify the various software components that need to be developed and integrated in our systems architecture. These software components may include packaged software from third-party vendors as well as customized software that we develop for the solution.

  . Construction: We develop and integrate the application software, database and platform tools and products identified by our system and software architectures into an overall technology solution.

 Delivery Management

   Our delivery management professionals are responsible for managing our iterative delivery process and ensuring client satisfaction. Our consultants employ an internally developed delivery management framework that we call Concept-to-Value (C2V). Serving as a project blueprint, C2V provides project teams with a clear and consistent understanding of their roles during each project phase, as well as the ways in which team members interact. C2V helps us guide clients from the earliest stages of an Internet solution to launch and beyond, and calls for repeated testing of ideas and architecture. The C2V framework is flexible and takes each client's specific needs into account, allowing us to map expectations and deliverables that meet the needs of our Global 2000 client base. Tools such as C2V help our clients derive maximum value from their Internet initiatives and manage risk in increasingly complex Internet environments.

   Our delivery management professionals also are responsible for our quality control process, project administration, project scope and change management, and resource management.

Service Offerings

   In the first quarter of 2001, we launched a comprehensive set of service offerings that address specific Internet business and partner connectivity needs faced by many of today's large companies.

  . The explorerSuite SM provides strategic assessment and guidance for specific online business issues and opportunities. Offerings include eInitiative Assessment, Experience Transformation, Collaborative Commerce Opportunities, Wireless Potential, Governance Guidance and Marketplace Strategy.

  . The powerplayerSuite SM helps clients identify and pursue Internet-based partner connectivity and collaboration models to improve business results. Offerings include Opportunity Mapping, Integration Blueprint, and Connect & Engage.

  . The marketmakerSuite SM is for companies that want to sponsor and create an electronic marketplace or maximize returns from an existing one. Offerings include Business Modeling, Architecture Blueprint, Smart Build, Business Buildout and Player Connect.

Clients

   As we have continued to evolve our business model, our client base has similarly changed over time. In early 2000, we derived a substantial amount of revenue from smaller, startup clients. As the year progressed, we began to target larger, more established Global 2000 companies, particularly those involved in high-tech manufacturing, insurance, real estate, chemicals and life sciences. While we now derive a majority of our revenue from Global 2000 clients, our continued work for smaller clients presents an opportunity to stay on the cutting edge of technology innovation.

   We enter into professional services agreements with virtually all of our new clients. The terms of each agreement are tailored to fit each engagement, but generally allow the client significant discretion to determine the timing of each project and to terminate our services. Our business could be adversely affected if any clients delay, suspend or terminate any of our material engagements.

   For the year ended December 31, 2000, our five largest clients accounted for 30% of our revenues. No client accounted for 10% or more of our total revenue during 2000, but during the fourth quarter of 2000, our five largest accounts represented 57% of our revenue. During 1999, our five largest clients accounted for 56% of our total revenues, with two clients contributing 31% and 13%, respectively. During 1998, our five largest clients accounted for 60% of our total revenues, with three clients contributing 21%, 12% and 11%, respectively.

   In the past, a majority of our engagements were billed on a fixed-fee basis that required us to accurately estimate the time and expenses necessary to complete a particular engagement. Because of the complex nature of our engagements and the difficulty in predicting the amount of resources needed to complete such projects, most of our engagements in 2000 were on a time and materials basis. While we will continue to perform services on a fixed-fee basis, we expect most of our future engagements to be billed on a time and materials basis.

Marketing and Sales

   Our marketing efforts are dedicated to strengthening our brand name, differentiating us in the Internet services market, generating business leads and building employee understanding and support for our mission. Our nine marketing professionals help us to generate leads through the relationships of our management team, our strategic alliance partners and targeted direct marketing programs. Leads are directed to the appropriate regional managing director or business development principal based on the location of the lead. The marketing department works with our regional delivery teams and our Center of Excellence to tailor programs and activities designed to help generate qualified leads. We use a variety of tools in our integrated marketing program to provide information about us to potential clients. Our marketing strategies include:

  . sponsoring and speaking at targeted industry conferences, e-commerce events and executive briefings;

  . promoting our thought leadership and brand through an aggressive industry analyst and public relations campaign;

  . creating co-marketing programs with our clients and strategic alliance partners; and

  . offering a full range of service offerings that address relevant business issues and objectives of our clients.

   In 2000, we established our Center of Excellence (CoE) as a key component of our sales and marketing capability. The CoE develops and leverages our intellectual property to build brand awareness, strengthen the firm's leadership position and generate business. The CoE's efforts fall under five main categories: thought leadership, development of service offerings, business development support, alliance relationship management and knowledge management. The CoE not only helps disseminate the firm's thought leadership to clients and prospects, it also helps to ensure that our consultants share and re-use best practices with each other.

Strategic Alliances

   Strategic alliances are important to the growth of our business. We define strategic alliances as mutually beneficial relationships between us and other organizations that include mutual investments of resources--time, people and money. Some of the important benefits we derive from our strategic alliances include enhanced capability to deploy end-to-end solutions, greater name recognition in the marketplace and enhanced lead and revenue generation.

   We undertake a comprehensive review of potential partners before entering into a strategic alliance. We target partners that have leading-edge "best of breed" technologies, and share our Internet solution focus and culture.

   Our strategic alliances can be grouped into three major categories: packaged software applications (e.g., Ariba, BEA Systems, eBT and iPlanet), infrastructure products and services (e.g., Dell Computer, Sun Microsystems and Genuity) and application development tools and platforms (e.g., Rational Software and webMethods).

Competition

   The Internet services market is relatively new and highly competitive. This market has grown dramatically in recent years as a result of the increasing use of the Internet by businesses to increase revenues, reduce costs and enhance relationships with customers, suppliers and other key partners. Although the market is rapidly evolving, the downturn in the demand for Internet services and the increased competition has led to overcapacity in our sector. Our competitors include:

  . Internet service firms, including Scient Corporation, Viant Corporation,
    Razorfish, Inc., Proxicom Inc., Sapient Corporation, Cysive, Inc. and marchFIRST, Inc;

  . technology consulting firms and integrators, including Accenture
    (formerly Andersen Consulting), the "Big 5" accounting firms,
    DiamondCluster International, Inc., EDS, CSC, Oracle and IBM;

  . strategy consulting firms, including Bain & Company, Booz Allen &
    Hamilton Inc., The Boston Consulting Group, Inc. and McKinsey & Company;
    and

  . in-house information technology, marketing and design service departments of our current and potential clients.

   Many of our competitors have longer operating histories, larger client bases, longer relationships with their clients, greater brand or name recognition and significantly greater financial, technical and marketing resources than we do. Several of these competitors also have significantly more scale and scope than we do and offer a broader range of Internet based solutions. Furthermore, greater resources may enable a competitor to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of its products and services than we can. In addition, competition may intensify because there are relatively low barriers to entry into the Internet services market.

   We believe that the principal competitive factors in this market are technical knowledge and creative skills, brand recognition and reputation, reliability of the delivered solution, client service and price. We also believe that our ability to compete in our market depends on our ability to attract and retain qualified professionals.

Employees

   As of March 15, 2001, we had 391 employees, which included 279 billable professionals and 112 non-billable professionals. Our employees are not represented by any union and generally are retained on an at-will basis. We consider our relations with our employees to be satisfactory.

Recent Developments

   In late 2000 and early 2001, we took a number of steps to reposition our business for revenue growth and profitability. In addition to closing our international offices and certain of our domestic locations, we also restructured our organization into two operating regions. These actions resulted in a workforce reduction of approximately 30% and allowed us to reduce our overall cost structure. In connection with these initiatives, we also modified and expanded our service offerings in an effort to improve our demand generation initiatives. We expect the restructuring plan activities to be substantially completed by the end of 2001. While we believe that these actions will improve our prospects for future growth and profitability, we may continue to experience weak demand for our services. In any event, we may also take further action to reduce our costs.

Risk Factors

   You should carefully consider the risks and uncertainties described below because they could materially and adversely affect our business, financial condition, operating results and prospects.

 Risks Related to Our Business

We may report an operating loss in 2001 and may not achieve or sustain future profitability

   Although we were incorporated in 1984, our business strategy has been constantly evolving and, since 1996, we have primarily focused on competing in the Internet services market. In 1999 and 2000, we reported an operating loss, and we may incur losses in 2001 as well. Further, our revenue decreased in the third and fourth quarters of fiscal 2000. In December 2000, we instituted a comprehensive restructuring plan to reposition our business for revenue growth and profitability through operational consolidation, workforce reduction, expanded service offerings and demand generation initiatives. Our future success will depend on our ability to:

  . improve our business development capabilities to attract new clients and obtain new and expanded assignments from existing clients;

  . serve the continually changing needs of our clients while maintaining the quality of our solutions;

  . manage expenses while developing and improving our operational, financial, accounting and other internal systems and controls on a timely basis; and

  . continue to retain, motivate and manage our existing employees and attract and integrate new employees with the necessary critical skills.

   To the extent that our restructuring plan does not generate the cost savings or revenue that we anticipate, our results of operations and liquidity could be materially and adversely affected. If we are unable to increase our revenue or if our operating expenses exceed our expectations, we may continue to incur losses and may not achieve profitability. If we achieve profitability in the future, we may not sustain it.

Our business may be adversely affected if we are unable to obtain business from larger, established companies or if these companies generate more competitive bidding processes and longer sales cycles

   We are continuing our efforts to shift our client mix from smaller, start-up ventures to larger, established companies and industry-sponsored consortia. If we are not successful in this transition, we may continue to experience difficulty generating revenue from new client engagements and collecting our accounts receivable for work performed. The Global 2000 companies we are targeting may be able to exert a higher degree of influence over us and negotiate better engagement terms, including lower fees. Additionally, prior to selling our services to these larger potential clients, we must generally undergo lengthy purchase and more competitive bidding processes. The length of the sales cycle is affected by a number of factors, including, among others, the size of the potential client's organization, the complexity of the services involved, and the relative priorities and budgetary constraints of our potential clients. The longer sales cycle and potentially lower fees resulting from competitive bidding and the negotiating leverage of larger clients may continue to negatively affect our results of operations.

If we lose a major client or complete an engagement for a major client, our revenues could decline and our operating results could be adversely affected to the extent we are unable to quickly utilize our billable professionals

   Since we began shifting our focus to Internet services in 1996, we have generated a substantial portion of our revenues from a relatively small number of clients. For example, our ten largest clients accounted for approximately 52% of our revenues in 2000 and our five largest clients represented 57% of our revenues in the fourth quarter of 2000. Virtually all of our contracts allow our clients to terminate our services on relatively short notice and do not guarantee us any specific or minimum amount of business from any client. To the extent that any significant clients use less of our services, delay an engagement or terminate their relationship with us, our revenues could substantially decline and our operating results could be adversely affected to the extent we are unable to quickly redeploy and utilize our billable professionals on other client engagements. Our reliance on a limited number of clients also magnifies the risks of not being able to collect account receivables from any one client. We expect a relatively high level of client concentration to continue and possibly increase as we shift our client base towards larger, established companies and industry-sponsored consortia.

Our continued work for small clients may adversely impact our financial results

   Our client base has historically consisted primarily of developmental stage ventures, and notwithstanding our efforts to shift our client mix towards larger, established companies, we expect smaller, start-up ventures will continue to comprise a significant percentage of our revenues. Many of these clients require significant additional capital and have encountered financial difficulties due to the downturn in the Internet market. Because of the liquidity problems facing many Internet companies, we have experienced decreased demand for our services and increased difficulty collecting our accounts receivable from these clients. This has had a negative impact on our revenues, operating margins and cash flow and exposes us to greater credit risk. During the third quarter of 2000, we recorded a bad debt expense of $1.4 million related to one client that experienced financing difficulties. We may need to classify additional accounts receivable as doubtful collections in future periods. These additional provisions for bad debt and the failure of our Internet-based clients to pay our fees on a timely basis could have a material adverse effect on our earnings, liquidity, financial condition and operating results in future periods.

Many of our engagements are complicated projects that involve the use of new technology, which may make it difficult for us to perform to the satisfaction of our clients

   Clients often hire us for complex engagements that they cannot complete themselves. These projects often involve the use of cutting edge technology that has not been extensively tested or used in actual applications. We attempt to negotiate appropriate provisions into our professional services agreements to protect us against unexpected delays or failures caused by this new technology, but we often are unable to do so. In any event, if we fail to successfully complete projects according to the agreed upon schedule and budget, our client relationships suffer, and our business will be adversely impacted.

Our revenues are difficult to predict because they are derived from project-based client engagements

   We derive almost all of our revenues from project-based client engagements, which vary in size and scope. As a result, our revenues are difficult to predict because a client that accounts for a significant portion of our revenues in a given period may not generate a similar amount of revenues, if any, in subsequent periods. In addition, because many of our client engagements involve sequential stages, each of which may represent a separate contractual commitment, a client may choose not to retain us for subsequent stages of an engagement or for new projects. Furthermore, our existing clients can generally reduce the scope of an engagement or cancel their use of our services without penalty and with little or no notice. If clients terminate existing engagements or if we are unable to enter into new engagements, our revenues could substantially decline and we may underutilize existing resources that we cannot quickly redeploy to other client engagements.

Our quarterly financial results are subject to significant fluctuations due to many factors, any of which could adversely affect our stock price

   Our quarterly revenues and operating results have varied significantly in the past and may continue to do so in the future. It is possible that our future operating results may fall below the expectations of public market analysts and investors. Any decline in revenues or earnings or a greater than expected loss for any quarter could cause the market price of our common stock to decline. The factors, some of which are outside our control, which may cause our financial results to vary from quarter to quarter include:

  . the number, size and scope of our client engagements;

  . variability in market demand for Internet services;

  . unanticipated changes in the scope, deferrals, delays and/or cancellations of major client engagements;

  . changes in pricing policies by us or our competitors;

  . the efficiency with which we utilize our billable professionals, plan and manage our existing and new client engagements and manage future growth;

  . our ability to retain qualified professionals;

  . the extent to which we use subcontractors or hire new billable professionals whom we may not be able to immediately utilize on client engagements;

  . our ability to complete fixed-fee engagements on budget; and

  . general economic conditions.

   In addition, because a percentage of our expenses, particularly labor costs, are fixed in amount, these factors may cause our operating income and operating margins to vary significantly from quarter to quarter. Due to these factors, we believe that our results for any given quarter or series of quarters are not necessarily indicative of our results that may be expected for any future period and you should not rely on such comparisons as an indication of our future performance. However, such quarterly results may be useful in understanding trends that may impact our business.

The loss of senior management personnel may harm our ability to obtain and retain client engagements, maintain a cohesive culture and compete effectively

   We believe that our success will depend on the continued employment of our executive management because personal relationships are critical to obtaining and retaining client engagements and maintaining a cohesive culture. Our chief financial officer resigned in late March 2001. If additional members of our senior management team are unable or unwilling to continue in their present positions, those individuals might be difficult to replace. In addition, if any of these key employees joined a competitor or formed a competing company, some of our clients might choose to use the services of that competitor or new company instead of our own. Many of our key employees have entered into agreements with us that contain covenants not to solicit business from our clients for periods of up to two years following termination. To date, we have not sought judicial enforcement of these restrictive covenants. The enforceability of restrictive covenants of these types is difficult to predict because a court would have the authority to consider a variety of equitable factors. If a court were to view the scope or duration of the restrictive covenants as excessive, the covenants may not be enforceable as written or at all.

The loss of our professionals, or our inability to hire and retain qualified professionals with critical required skills, could hinder our ability to grow our business and serve our clients

   The Internet services market is labor intensive. Like other companies in our industry, we have faced a high rate of voluntary employee turnover. We believe that our ability to retain employees may be adversely affected by our recent reduction in workforce and related reorganization and the fact that many of our employees continue to hold options to purchase our common stock that have exercise prices greater than the current market price of our common stock. We may also encounter problems implementing our business strategy and managing our employees as a result of our operational consolidation, which may lead to continued or increased employee turnover. We compete intensively with other companies to hire and retain qualified personnel from the limited available pool of talent. We may not be successful in hiring, as necessary, qualified personnel with the critical skills we need. If we cannot retain, train, and, as required, hire qualified personnel or if a significant number of our current employees depart, we may be unable to complete or retain existing engagements or bid for new engagements.

It is possible that other parties may assert that we have infringed on their intellectual property rights or that our employees have misappropriated their proprietary information, which could result in substantial costs and diversion of management's attention

   It is possible that other parties may assert infringement claims against us in the future or claim that we have violated their intellectual property rights. While we know of no basis for any claims of this type, authorship of intellectual property rights can be difficult to verify. Competitors could assert, for example, that former employees of theirs who we have hired have misappropriated their proprietary information for our benefit. In addition, we frequently indemnify our clients against certain infringement claims relating to work we have performed for them. Regardless of the merits, infringement or misappropriation claims by third parties could be time consuming and costly to defend, divert our attention and resources or require us to make changes to our technologies.

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

Our current services may become obsolete and unmarketable if we are not able to keep pace with the latest technological changes and client preferences

   Our business and the Internet services market are characterized by rapid technological change. We must respond successfully on a timely and cost-effective basis to changes in technology, industry standards and client preferences to remain competitive and serve our clients effectively. We may experience technical or other difficulties that prevent or delay our development or introduction of solutions that address changes in technology, industry standards and client preferences. These difficulties could cause our current services to become obsolete

We may need additional capital in the future, which may not be available to us; the raising of additional capital would dilute stockholders' ownership in Lante

   In the future, we may need to raise additional funds, either through public or private debt or equity financing, to fund continuing operations, take advantage of expansion or acquisition opportunities, develop new solutions or compete effectively in the marketplace. Any additional capital raised through the sale of equity or equity-linked securities would dilute existing stockholders' ownership percentage in us. These securities could also have rights, preferences or privileges senior to those of our common stock. Furthermore, we may not be able to obtain additional financing when needed or on terms favorable to us or our stockholders. If additional financing is not available on favorable terms or at all when needed, this may adversely affect our ability to operate the business, develop or enhance our services, take advantage of business opportunities or respond to competitive pressures.

Our business may be harmed if we fail to accurately estimate the cost, scope, expectations or duration of a fixed-fee engagement or fail to communicate changes to these specifications to our clients

   A significant percentage of our revenues were derived from fixed-fee engagements during 2000. While we expect most of our future engagements to instead be billed on a time and materials basis, we will continue to perform services on a fixed-fee basis. Because of the complexity of many of our fixed-fee client engagements, accurately estimating the cost, scope, expectations and duration of a particular fixed-fee engagement can be a difficult task. If we fail to appropriately structure one or more fixed-fee engagements, we could be forced to devote additional resources to these engagements for which we will not receive additional compensation. To the extent that an expenditure of additional resources is required on a fixed-fee engagement, this could harm our reputation and result in a loss on the engagement.

If we are unable to maintain our reputation and expand our name recognition, we may have difficulty attracting new business and retaining current clients and employees, and our business may suffer

   We believe that establishing and maintaining a good reputation and name recognition are critical for attracting and retaining clients and employees. We also believe that the importance of reputation and name recognition is increasing and will continue to increase due to the large number of providers of Internet services. If our reputation is damaged or if potential clients are not familiar with us or the solutions we provide, we may be unable to attract new, or retain existing, clients and employees. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective solutions. If clients do not perceive our solutions to be effective or of high quality, our brand name and reputation will suffer. In addition, if solutions we provide have defects, critical business functions of our clients may fail, and we could suffer adverse publicity as well as economic liability.

Potential acquisitions may result in increased expenses, difficulties in integrating target companies and diversion of management's attention

   We may attempt to expand our solutions and service offerings and gain access to new clients and markets through strategic acquisitions and investments. We may encounter the following risks in implementing this strategy:

  . diversion of management's attention during the acquisition and integration process;

  . costs, delays and difficulties of integrating the acquired company's operations, technologies and personnel into our existing operations, organization and culture;

  . adverse impact on earnings of amortizing the acquired company's intangible assets, which could be significant depending on the valuation of the acquired company;

  . issuances of equity securities which may be dilutive to existing stockholders or give a group of stockholders in a target company a controlling interest in us to pay for acquisitions;

  . impact on our financial condition due to the timing of the acquisition or our failure to meet operating expectations for acquired businesses; and

  . expenses of any undisclosed or potential liabilities of the acquired company, including intellectual property, employment and warranty and product liability-related problems.

   If realized, any of these risks could have a material adverse effect on our business, financial condition and results of operations.

We refocused our business strategy on the domestic market and the absence of international operations could hurt our business development efforts as we pursue larger, more established companies as clients

   We have refocused our business strategy on the domestic market by recently eliminating our international operations in Singapore and New Delhi. These operations were slower to ramp up than we had expected. The absence of international operations could hurt our business development opportunities, especially as we target Global 2000 companies, because many of our competitors have international operations that can satisfy the needs of these larger potential clients.

 Risks Related to Our Industry

Our success is dependent upon the market for Internet services, which, along with the economy, is experiencing a downturn

   During late 2000 and early 2001, the market for Internet services in which we operate experienced a significant decline. This decline is at least partly attributable to funding difficulties experienced by many smaller companies and a general economic slowdown. Both developments have caused many of our current and potential clients to cancel, reduce and/or delay many projects, which contributed to a decline in our revenues in the third and fourth quarters of 2000. If demand for our services does not improve, increased competition for business may result in significant decreases in the prices we can charge for our services. A prolonged economic slowdown or continued uncertainty will also adversely affect our business and financial results. The market for our services may not improve in a timely manner or to the extent necessary to allow us to achieve and sustain profitability in the near future.

Intense competition in the Internet services market could impair our ability to grow and achieve profitability

   We may not be able to compete effectively with current or future competitors, which could impair our ability to grow and achieve profitability. The Internet services market is relatively new and highly competitive. Although the market is rapidly evolving, the downturn in the demand for Internet services and the increased competition has led to an oversaturation of the market. Some of our competitors have longer operating histories, larger client bases, longer relationships with their clients, superior brand or name recognition and significantly greater financial, technical and marketing resources than we do. In addition, several of these competitors also have significantly more scale and scope than we do and offer a broader range of Internet based solutions. As a result, our competitors may be in a stronger position to respond more quickly to new or emerging technologies and changes in client requirements and to devote greater resources than we can to the development, promotion and sale of their services. Competitors could lower their prices, potentially forcing us to lower our prices and suffer reduced operating margins. We also compete with other companies in our industry and similar industries to hire and retain employees with certain required skills and talents from a limited pool of qualified employees. We face competition from the following companies:

  . Internet services firms, including Scient Corporation, Viant Corporation,
    Razorfish, Inc., Proxicom Inc., Sapient Corporation, Cysive, Inc. and marchFIRST, Inc.;

  . technology consulting firms and integrators, including Accenture
    (formerly Andersen Consulting), the "Big 5" accounting firms,
    DiamondCluster International, Inc., EDS, CSC, Oracle and IBM;

  . strategy consulting firms, including Bain & Company, Booz Allen &
    Hamilton Inc., The Boston Consulting Group, Inc. and McKinsey & Company;
    and

  . in-house information technology, marketing and design service departments of our current and potential clients.

   In addition, there are relatively low barriers to entry into the Internet services market. We do not own any patented technology that would stop competitors from entering this market and providing services similar to ours. As a result, the emergence of new competitors may pose a threat to our business. Existing or future competitors may develop and offer services that are superior to, or have greater market acceptance than, ours, which could significantly decrease our revenues and the value of our capital stock.

Our business may suffer if growth in Internet usage does not continue to increase

   If the usage and volume of commercial transactions on the Internet does not continue to increase, demand for our services may decrease and our business and results of operations could materially suffer. The future of our business depends upon continued growth in Internet usage by our clients, prospective clients and their customers and suppliers. Growth in Internet usage has caused capacity constraints which may potentially impede further growth if left unresolved. Factors which may adversely affect Internet usage or eCommerce adoption include:

  . actual or perceived lack of security of information and privacy;

  . blocking tactics by brick-and-mortar businesses;

  . congestion of Internet traffic or other usage delays;

  . inconsistent quality of service;

  . increases in Internet access costs;

  . increases or changes in government regulation;

  . uncertainty regarding intellectual property ownership;

  . reluctance to adopt new business methods;

  . costs associated with the obsolescence of existing infrastructure; and

  . economic viability of eCommerce models.

Government regulation could adversely affect our business

   We could be adversely affected by laws or regulations relating to eCommerce. An increase in federal, state or foreign legislation or regulation of eCommerce could hinder the Internet's growth and could impede its usage and development as a commercial marketplace. If this occurs, existing and prospective clients may decide not to use our solutions. In addition, a number of legislative proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on online commerce. The three-year moratorium preventing state and local governments from taxing Internet access, taxing electronic commerce in multiple states and discriminating against electronic commerce expires October 21, 2001. Existing state and local laws that tax Internet related matters were expressly excluded from this moratorium. Government regulations, and other attempts at regulating or blocking commerce over the Internet could impair the viability of eCommerce and the growth of our business.

 Risks Related to Our Common Stock

The market price and trading volume of our common stock has fluctuated, and may continue to fluctuate, significantly

   During 2000, the market price of our common stock has been extremely volatile, fluctuating from a high trading price of $87.50 to a low trading price of $1.12 per share since our initial public offering in February

2000. The market price of our common stock could continue to fluctuate significantly in response to any of the following:

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

  . announcements by us or our competitors of new solutions, service offerings, acquisitions or strategic relationships; and

  . changes in business or regulatory conditions.

   We do not believe that the price fluctuations in our common stock were necessarily related to our operating performance. In addition, these price fluctuations may have been worsened by the wide range of our trading volumes. If the trading volume for our common stock does not improve, market price volatility may continue or increase. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation it could have a substantial cost and divert resources and the attention of executive management from our business.

If our common stock is delisted from the Nasdaq National Market, the liquidity, visibility and price of our common stock may decrease

   Since our initial public offering in February 2000, our common stock has been listed on the Nasdaq National Market (NNM). Shares of our common stock could be delisted from the NNM if we fail to satisfy the continued listing requirements of the NNM, including a minimum bid price of $1.00. If our common stock is delisted from the NNM , we would be forced to list our common stock on the OTC Bulletin Board or some other quotation medium, depending upon our ability to meet the specific listing requirements of those quotation systems. If this happens, an investor might find it more difficult to buy and sell, or to obtain accurate price quotations for, shares of our common stock. This lack of visibility and liquidity could further decrease the price of our common stock. In addition, delisting from the NNM might negatively impact our reputation and, as a consequence, our business.

Our affiliates can control matters requiring stockholder approval because they own a large percentage of our common stock, and they may vote this common stock in a way with which other stockholders may not agree

   Our affiliates own approximately 63% of the outstanding shares of our common stock. As a result, if these persons act together, they will have the ability to exercise substantial control over our affairs and corporate actions requiring stockholder approval, including the election of directors, a sale of substantially all our assets, a merger with another entity or an amendment to our certificate of incorporation. The ownership position of these stockholders could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock.

Provisions of our charter and bylaws and Delaware law could deter takeover attempts that may offer you a premium, which could adversely affect our stock price

   Provisions of our certificate of incorporation, our bylaws and Delaware law make acquiring control of us without the support of our board of directors difficult for a third party, even if the change of control would be beneficial to our stockholders. The existence of these provisions may deprive our stockholders of an opportunity and unmarketable. to sell their shares at a premium over prevailing prices and could negatively affect the market price for our common stock. For example, our certificate of incorporation provides that the board of directors will be divided into three classes as nearly equal in size as possible with staggered three-year terms. This classification of the board of directors has the effect of making it more difficult for stockholders to change the composition of the board of directors. In addition, our certificate of incorporation authorizes our board of directors to issue up to 10,000,000 shares of "blank check" preferred stock. This means that, without stockholder approval, the board of directors has the authority to attach special rights to this preferred stock, including voting and dividend rights. With these rights, preferred stockholders could make it more difficult for a third party to acquire our company. A special meeting of stockholders may only be called by a majority of the board of directors or by our president, chief executive officer or chairman. In addition, a stockholder proposal for an annual meeting must be received within a specified period of time to be placed on the agenda. Because stockholders do not have the ability to require the calling of a special meeting of stockholders and are subject to timing requirements in submitting stockholder proposals for consideration at an annual meeting, any third-party takeover not supported by the board of directors would be subject to significant delays and difficulties.

Item 2. Properties

   We lease 13,429 square feet of office space for our corporate headquarters in Chicago, Illinois. The lease for our corporate headquarters expires on March 31, 2007. We also lease other office space in Chicago, as well as office space in Atlanta, Austin, Boston, Charlotte, Dallas, Denver, Los Angeles, Minneapolis, New Delhi, New York, San Francisco, Seattle and Singapore. We have closed several offices and are in the process of subleasing the vacant space. We do not own any real estate. We do not consider any specific leased location to be material to our operations, and we believe that equally suitable alternative locations are available in all areas where we currently do business.

Item 3. Legal Proceedings

   In early 2001, we settled the litigation filed against us by Pantelis Georgiadis, our former chief operating officer, that was previously disclosed in our 1999 annual report on Form 10-K and quarterly reports on Form 10-Q in 2000. By agreement of the parties, the terms of the settlement are confidential. The settlement did not have a material effect on our operating results or financial position.

   In January 2001, a former client initiated an arbitration proceeding against us, alleging that we had breached various contractual commitments. The claim seeks to recover $3.4 million in damages, plus unspecified lost profits. We have submitted a counterclaim against this former client and intend to vigorously defend ourselves in this arbitration.

   From time to time, we may be involved in litigation incidental to the conduct of our business. We are not currently party to any legal proceedings that we expect to have a material adverse impact on our business.

Item 4. Submission of Matters to a Vote of Security Holders

   We did not submit any matter to a vote of our security holders during the quarter ended December 31, 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

   Our common stock is traded on the Nasdaq National Market under the symbol "LNTE." Our common stock began trading on Nasdaq on February 11, 2000 in connection with our initial public offering. The following table shows, for the periods indicated, the high and low closing sale prices for our common stock, as reported on the Nasdaq National Market.

                                                                   High   Low
                                                                  ------ ------
      Fiscal year ending December 31, 2000:
        First Quarter (commencing February 11, 2000)............. $80.50 $29.38
        Second Quarter...........................................  32.56  14.75
        Third Quarter............................................  26.38   4.13
        Fourth Quarter...........................................   4.88   1.19

   On March 23, 2001, the last reported sale price of our common stock was $1.50 per share and there were approximately 159 holders of record of our common stock.

Dividends

   We did not declare or pay any cash dividends on our common stock in 2000 and do not intend to pay any cash dividends on our common stock in the foreseeable future. We plan to retain all future earnings to finance the development and growth of our business. Any future determination as to the payment of dividends will be made by our board of directors and will depend on our results of operations, financial condition, capital requirements and any other factors our board of directors considers relevant.

   Prior to June 17, 1999, we were an S-corporation and paid out dividends to compensate stockholders for their estimated tax liabilities. These dividends totaled approximately $582,000 in 1999. In addition, on June 15, 1999, we declared a dividend in conjunction with our conversion to a C-corporation consisting of, in the aggregate, an undivided interest in approximately $2.5 million of our accounts receivable and $1.5 million in cash.

Use of Initial Public Offering Proceeds

   On February 10, 2000 our registration statement on Form S-1 (File No. 333-92373) relating to the initial public offering of our common stock was declared effective by the SEC. After payment of underwriting discounts and expenses of approximately $8.6 million, we received net proceeds of approximately $83.4 million from the offering. We have invested the net proceeds, pending its use for working capital and general corporate purposes, in short-term, investment grade, interest-bearing securities. During the fiscal year ended December 31, 2000, we used approximately $12.2 million of the proceeds of the initial public offering for working capital and approximately $12 million for purchases of leasehold improvements and equipment.

Item 6. Selected Financial Data

   You should read the following selected consolidated financial data along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included in this annual report. We derived the consolidated statement of operations data for the three-year period ended December 31, 2000 and the consolidated balance sheet data as of December 31, 1999 and 2000 from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent public accountants, and are included in this annual report. We derived the consolidated statement of operations data for the two-year period ended December 31, 1997 and the consolidated balance sheet data as of

December 31, 1996, 1997 and 1998 from our audited consolidated financial statements that are not included in this annual report. Pro forma net income
(loss) available to common stockholders reflects an adjustment to show assumed federal and state income taxes based on statutory (federal and state) tax rates for the periods presented, during which we were treated as an S-corporation for income tax purposes.

                                           Year ended December 31,
                                   --------------------------------------------
                                    1996     1997     1998     1999      2000
                                   -------  -------  -------  -------  --------
                                    (In thousands, except per share data)
Statement of Operations Data:
Revenues.........................  $ 8,640  $11,134  $15,369  $32,964  $ 76,089
Operating expenses:
 Professional services...........    4,381    6,175    7,001   17,477    44,080
 Selling, general and
  administrative.................    4,019    4,722    6,803   18,104    53,821
 Amortization of deferred
  compensation...................      --       --       --     1,188     2,541
 Restructuring charge............      --       --       --       --      8,100
                                   -------  -------  -------  -------  --------
     Total operating expenses....    8,400   10,897   13,804   36,769   108,542
Income (loss) from operations....      240      237    1,565   (3,805)  (32,453)
Other (expense) income, net......      (19)     (20)      (1)     792     5,157
Write-down of investments........      --       --       --       --     (3,851)
                                   -------  -------  -------  -------  --------
Income (loss) before income
 taxes...........................      221      217    1,564   (3,013)  (31,147)
Income tax (provision) benefit...       (1)      (4)      (8)     431     9,939
                                   -------  -------  -------  -------  --------
Net income (loss)................  $   220  $   213  $ 1,556  $(2,582) $(21,208)
Net income (loss) available to
 common stockholders.............  $   220  $   213  $ 1,556  $(3,559) $(21,442)
Pro forma net income (loss)
 available to common
 stockholders....................  $   157  $   153  $   881  $(3,239) $(21,442)
Net income (loss) per share,
 basic and diluted...............  $  0.01  $  0.01  $  0.08  $ (0.16) $  (0.60)
Pro forma net income (loss) per
 share, basic and diluted........  $  0.01  $  0.01  $  0.04  $ (0.15) $  (0.60)
Weighted average number of shares
 outstanding, basic and diluted..   20,250   20,167   20,607   22,204    35,798

                                                 December 31,
                                   --------------------------------------------
                                    1996     1997     1998     1999      2000
                                   -------  -------  -------  -------  --------
                                                (In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-
 term investments................  $   824  $   850  $ 3,377  $13,692  $ 83,906
Working capital..................    1,097      544    4,880   12,733    75,834
Total assets.....................    3,307    3,893    7,320   41,486   124,488
Long-term debt and redeemable
 preferred stock, net of current
 portion.........................      800      350    2,660   27,733       --
Total stockholders' equity.......      601      797    2,915    1,235   102,932

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   You should read the following discussion along with our audited consolidated financial statements and the related notes thereto included in this annual report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions, including those discussed under "Business-Risk Factors" that could cause our actual results, performance and achievements in 2001 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

Overview

   We are an Internet consulting company that develops sophisticated technology-based solutions that are secure, reliable and scalable and integrated with multiple back-end systems. We help our clients to efficiently connect and collaborate in a secure online environment with their customers, suppliers and other business partners. Our strategists, user experience experts and technologists work as a multi-disciplinary team to build these solutions. We integrate our competencies through an iterative development process with the client that is overseen by our delivery management specialists.

   Since our inception 17 years ago, we have been innovators in applying emerging technologies to solve business problems, evolving from personal computer networks to database applications to distributed client-server architectures to the Internet. We began focusing on leveraging the Internet in our client's business models in late 1996 and virtually all of our revenues are now derived from related Internet services. We expect revenues from Internet services to continue to represent virtually all of our revenues for the foreseeable future.

   Our revenues consist of fees generated for professional services. We provide services on a time-and-materials basis and fixed-fee basis, including retainer arrangements. In 2000, we derived a majority of our revenues from engagements on a time-and-materials basis. We may enter into further fixed-fee engagements where we believe we can adequately assess the time and expenses necessary for the engagement. However, where we cannot assess these criteria, we will seek to establish a time-and-materials engagement. A member of our senior management team must approve each proposal.

   Our client base ranges from smaller start-up ventures to larger, established companies. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable. We maintain allowances for potential credit losses and such losses have been within our expectations except for one credit loss during 2000 that resulted in the recording of $1.4 million of additional bad debt expense. We are continuing to shift our client base toward established companies and industry-sponsored consortia, and during the fourth quarter of 2000, smaller, start-up ventures represented 22% of our revenues. Obtaining engagements from such larger enterprises involves a more competitive bidding process and a longer sales cycle, which could continue to negatively impact our results of operations.

   Revenues from a few large clients have historically constituted a significant portion of our total revenues in a particular quarter or period. For example, in 1999, our five largest clients represented 56% of our revenues, with one client representing 30% of our revenues and another client representing 13% of our revenues. In 2000, our five largest clients represented 30% of our revenues, with no one client individually representing 10% or more of our revenues. However, in the fourth quarter of 2000, we generated 57% of our revenues from our five largest clients. Despite our efforts to reduce our client concentration, we continue to rely heavily on a limited number of clients to generate a majority of our revenues, which magnifies collection risks and could adversely impact our results if a significant client delays or terminates an engagement with us. Our efforts to shift our client base towards larger established companies and industry-sponsored consortia could lead to an increase in our client concentration.

   Costs of professional services consist of salaries, bonuses and benefits for our billable professionals, the cost of subcontractors and other engagement costs that are not reimbursed directly by the client. We expect that salaries for our billable professionals will increase over time due to the competition in our industry for qualified individuals. We use the term "professional services margin" to mean revenues less costs of professional services, stated as a percentage of revenues. Professional services margins are affected by our ability to utilize our billable professionals, to incorporate any wage increases of our professionals into our billing rates and to price and execute our engagements effectively. Professional services margins may be reduced in any given period to the extent that we use subcontractors, utilize our billable professionals at lower than expected levels or defer revenue due to uncertainty of collection. We expect that our professional services margins will vary from quarter to quarter.

   Our number of employees increased from 345 on January 1, 2000, of which 242 were billable professionals, to 476 as of December 31, 2000, of which 347 were billable professionals. Total headcount and billable headcount, however, were 615 and 417, respectively, at the end of the third quarter of 2000 and decreased during the fourth quarter primarily due to our restructuring in December 2000. Furthermore, approximately 56 employees were terminated during the first quarter of 2001 when we closed our Charlotte office as we continue to focus on balancing capacity with demand. We do not anticipate a significant increase in our total number of employees over the next three to six months as we continue to focus primarily on filling critical skill requirements.

   Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for non-project personnel, facility costs, staff recruiting and training costs, depreciation and amortization, general operating expenses and selling and marketing expenses. We largely develop new business through our marketing activities and the efforts of our regional managing directors and principals. However, we have begun to expand our business development capabilities hiring dedicated sales professionals and this mix may shift over time.

Results of Operations

   The following table presents for the periods indicated, our selected consolidated statement of operations data as a percentage of our revenues. For all periods presented, we have derived these percentages from our audited consolidated financial statements included in this annual report on Form 10-K.

                                                               Year ended
                                                              December 31,
                                                             -----------------
                                                             1998  1999   2000
                                                             ----  ----   ----
      Revenues.............................................. 100%  100%   100%
      Operating expenses:
        Professional services...............................  46    53     58
        Selling, general and administrative.................  44    55     71
        Amortization of deferred compensation............... --      4      3
        Restructuring charge................................ --    --      11
                                                             ---   ---    ---
            Total operating expenses........................  90   112    143
                                                             ---   ---    ---
      Income (loss) from operations.........................  10   (12)   (43)
      Other income, net..................................... --      3      7
      Write-down of investments............................. --    --      (5)
      Income tax benefit.................................... --      1     13
                                                             ---   ---    ---
      Net income (loss).....................................  10%   (8)%  (28%)
                                                             ===   ===    ===

   Many of our smaller, start-up clients require significant additional capital and have encountered financial difficulties due to the downturn in the Internet market. This has resulted in a decreased demand for Internet services generally and also made it more difficult for us to collect certain of our accounts receivable. During 2000, we began to shift our client base toward larger, Global 2000 companies. Unfortunately, these larger prospective clients have longer sales and contracting cycles, and the general economic slowdown has caused many of them to cancel, reduce and/or delay many projects. In addition, the current overcapacity in the Internet services market has caused many of our competitors to lower their fees for work. All of these trends may decrease our revenue and result in operating losses in 2001, unless we obtain sufficient new business on satisfactory terms.

             Comparison of Years Ended December 31, 2000 and 1999

Revenues

   Revenues increased $43.1 million, or 131%, to $76.1 million in 2000 from $33.0 million in 1999. This increase resulted from an increase in the average number and size of client engagements and an increase in average realized billing rates. We generated revenue from 66 clients in 2000 as compared to 55 clients in 1999. The revenue increases in 2000 were limited by a general decrease in demand for Internet services in the third and fourth quarters of 2000, increasing competition, and our inability to recognize revenue from certain clients whose ability to pay was uncertain.

Operating expenses

 Professional services

   Costs of professional services increased $26.6 million, or 152%, to $44.1 million in 2000 from $17.5 million in 1999. This increase was primarily due to an increase in the number of billable professionals from 242 at December 31, 1999 to 347 at December 31, 2000 and a $3.8 million increase in nonbilled project-related expenses.

   Our professional services margin decreased to 42% in 2000 from 47% in 1999, primarily due to decreased utilization as well as revenue not recognized on certain clients where their ability to pay was uncertain. Utilization in 2000 was 55% as compared to 60% in 1999.

 Selling, general and administrative

   Selling, general and administrative expenses increased $35.7 million, or 197%, to $53.8 million in 2000 from $18.1 million in 1999. This increase primarily resulted from an increase in the number of non-billable field support personnel, various marketing initiatives, our efforts to increase the number of offices, improving infrastructure necessary for anticipated growth and the establishment (and eventual closure) of operations in Singapore and New Delhi. We also increased our bad debt expense by approximately $1.8 million in 2000 when compared to 1999 due to increased revenues and collection risks associated with certain clients experiencing financing difficulties.

 Amortization of deferred compensation

   Amortization of deferred compensation was $2.5 million in 2000 compared to $1.2 million in 1999. Deferred compensation was recorded in the later part of 1999 related to certain options that were deemed granted in-the-money, a loan made to our chief executive officer that is being recorded as compensation expense, the sale of restricted shares to our chief executive officer at a price that was deemed less than our common stock's fair value, and deferred compensation related to one of our acquisitions.

 Restructuring charge

   In December 2000, we approved a restructuring plan that included the realignment of our operations into two operating units, consolidation of certain facilities, the closing of our Singapore and New Delhi offices and the reduction of approximately 130 employees, including 95 billable professionals. We recorded a special charge of $8.1 million related to the restructuring in the fourth quarter of 2000. This charge consisted of $3.4 million in space rationalization costs, $2.4 million in non-cash property and equipment write-downs related to facility closures, $1.8 million in severance and other termination costs and $0.5 million in other restructuring costs. We expect the restructuring to be substantially completed by the end of 2001 and reduce operating expenses by approximately $16 million on an annualized basis compared to the expenses we would have incurred without the restructuring.

Write-down of investments

   During the fourth quarter of 2000, we wrote down the value of certain investments in clients by $3.9 million. Virtually all of this amount related to 143,000 shares of publicly-traded common stock that we obtained through an option exercise in 2000. Although the carrying value of the option was approximately $4.9 million prior to its exercise, during the fourth quarter of 2000 the fair market value of the underlying common stock declined dramatically, which we deemed to be an other-than-temporary decline in market value.

Net loss

   Net loss for 2000 was $21.2 million compared to net loss of $2.6 million in 1999. The increase in net loss resulted from increases in expenses that were not commensurate with the increases in revenue, our $8.1 million restructuring charge and a $3.9 million write-down of our investments in the fourth quarter of 2000. These were partially offset by an increase in interest income to $5.2 million in 2000 from $0.5 million in 1999 and an increase in income tax benefit to $9.9 million in 2000 from $0.4 million in 1999.

             Comparison of Years Ended December 31, 1999 and 1998

Revenues

   Revenues increased $17.6 million, or 114%, to $33.0 million in 1999 from $15.4 million in 1998. The increase in revenues reflects an increase in the average size and number of client engagements and an increase in average realized billing rates. We generated revenue from 55 clients in 1999 as compared to 42 clients in 1998.

Operating expenses

 Professional services

   Costs of professional services increased $10.5 million, or 150%, to $17.5 million in 1999 from $7.0 million in 1998. This increase was primarily due to the hiring of additional billable professionals to support increases in revenues and prepare for anticipated growth. The increase also reflects an overall increase in salary and benefit costs and an increase in the use of subcontractors. As a percentage of professional services, subcontractor costs for 1998 and 1999 were approximately 2.0% and 18.0%, respectively.

   Our professional services margin decreased to 47.0% in 1999 from 54.4% in 1998. This decrease is attributed to an increased use of subcontractors in 1999 and the completion of engagements in 1998 that had better than expected margins for that period. Utilization was 60% in 1999 as compared to 64% in 1998.

 Selling, general and administrative

   Our selling, general and administrative expenses increased $11.3 million, or 166.1%, to $18.1 million in 1999 from $6.8 million in 1998. This increase was primarily the result of efforts to significantly expand our business and prepare for anticipated growth. During 1999, we hired several new senior managers, including a new chief executive officer, established new office space, enhanced internal systems and communication infrastructure, and increased personnel in internal systems, marketing, finance and recruiting. During 1999, we also incurred approximately $1.8 million in professional recruiting costs related to the hiring of several members of our management team.

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

Quarterly results

   The following table presents our unaudited quarterly data for the periods indicated. We derived this data from our unaudited consolidated interim financial statements, and, in our opinion, this data includes all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods. Our quarterly operating results have varied significantly in the past and may continue to do so in the future due to a number of factors, including, but not limited to, the number, size and scope of client engagements, unanticipated changes in the scope, delays, deferrals and/or cancellations of significant client engagements, utilization rates, the extent to which we use subcontractors, realized hourly billing rates, variability in market demand for Internet services and general economic conditions. For example, while our five largest clients represented 30% of our revenues in 2000, we generated 57% of our revenue from our five largest accounts in the fourth quarter of 2000. We believe that our results for any given quarter or series of quarters are not necessarily indicative of our results that may be expected for any future period. However, our quarterly operating results may represent trends that aid in understanding our business.

                                                    Quarter Ended
                          -----------------------------------------------------------------
                          Mar. 31 June 30 Sept. 30 Dec. 31 Mar. 31 June 30 Sept. 30 Dec. 31
                           1999    1999     1999    1999    2000    2000     2000    2000
                          ------- ------- -------- ------- ------- ------- -------- -------
                                                    (In millions)
Statement of Operations
 Data:
Revenues................   $4.9    $ 7.1   $ 9.3    $11.7   $17.1   $23.6   $20.3   $ 15.0
Operating expenses:
 Professional services..    2.5      3.8     5.0      6.2     9.1    12.0    12.0     10.9
 Selling, general and
  administrative........    2.3      3.5     4.9      7.4    10.3    13.1    16.4     14.0
 Amortization of
  deferred compensation.    --       0.1     0.5      0.6     0.6     0.7     0.6      0.6
 Restructuring charge...    --       --      --       --      --      --      --       8.1
                           ----    -----   -----    -----   -----   -----   -----   ------
Total operating
 expenses...............    4.8      7.4    10.4     14.2    20.0    25.8    29.0     33.6
                           ----    -----   -----    -----   -----   -----   -----   ------
Income (loss) from
 operations.............    0.1     (0.3)   (1.1)    (2.5)   (2.9)   (2.2)   (8.7)   (18.6)
Other income, net.......    --       0.1     0.3      0.4     0.9     1.5     1.5      1.3
Write-down of
 investments............    --       --      --       --      --      --      --      (3.9)
Income tax (expense)
 benefit................    --       1.0    (0.4)    (0.2)    0.6     --      2.1      7.2
                           ----    -----   -----    -----   -----   -----   -----   ------
Net income (loss).......   $0.1    $ 0.8   $(1.2)   $(2.3)  $(1.4)  $(0.7)  $(5.1)  $(14.0)
                           ====    =====   =====    =====   =====   =====   =====   ======

   Our quarterly revenues increased through the second quarter of 2000 primarily due to increases in the number of billable professionals and average realized billing rate increases. The decreases in revenue in the third and fourth quarters of 2000 reflect a deterioration in client demand and our inability to recognize certain revenue due to collection risks. Costs of providing professional services reflect the costs associated with the increased number of billable professionals and the use of subcontractors on certain of our larger engagements. Selling, general and administrative expenses during 2000 reflect costs associated with preparing for anticipated growth. The decrease in professional service and selling, general and administrative expense in the fourth quarter of 2000 reflects a partial effect of the December 2000 restructuring.

Liquidity and Capital Resources

   During 2000, we financed our operations and investments in property and equipment primarily through cash from operations and equity financings.

   Cash, cash equivalents and short-term investments increased to $83.9 million at December 31, 2000 from $13.7 million at December 31, 1999. This increase is primarily the result of net proceeds of $83.4 million from our initial public offering in February, 2000. In addition, we received proceeds of $11.0 million in January 2000 from the sale of one million shares of our common stock to Dell USA, L.P., a wholly owned subsidiary of Dell Computer Corporation. These proceeds were offset primarily by cash used for operating activities of approximately $12.2 million and capital expenditures of $12.0 million. Cash used for operating activities was principally made up of $21.2 million in net loss for the year ended December 31, 2000, less $1.7 million of non cash items included in our net loss for the year and a $3.7 million increase in accounts receivable primarily due to increased revenues and delay in payment from certain clients. These were offset by a $4.5 million increase in deferred revenues and a $6.5 million increase in accounts payable and accrued liabilities.

   We have a $3.5 million line of credit. Although there are no amounts currently outstanding under this facility, the annual interest rate on amounts borrowed under the line of credit is calculated using the lender's "index rate," which was 9.5% at December 31, 2000. As of December 31, 2000, the lender waived our compliance with one of the restrictive covenants contained in this facility.

   In December 2000, we approved a restructuring plan that included the realignment of our operations into two operating units, consolidation of certain facilities, the closure of our Singapore and New Delhi offices and the reduction of approximately 130 employees. A special charge of $8.1 million was recorded during the fourth quarter and consisted of $3.4 million for space rationalization costs, $2.4 million in non-cash property and equipment write-downs related to facility closures, $1.8 million in severance and other termination costs and $0.5 million in other restructuring costs. As of December 31, 2000, remaining cash outflow under the plan is expected to be approximately $4.7 million, of which $1.4 million is expected to be paid out during 2001.

   During the first quarter of 2001, we have taken steps to further reduce our overall cost structure by closing our Charlotte office and reducing our workforce in certain locations where our capacity was in excess of the current demand for our services. We expect to pay out approximately $0.7 million in costs during the first quarter of 2001 related to the severance of approximately 56 employees. We also expect to incur an additional $0.7 million special charge during the first quarter of 2001 related to our space rationalization costs in Charlotte, of which approximately, $0.3 million is expected to be paid out during 2001.

   We anticipate that our capital expenditures for 2001 will be between $4.0 million and $8.0 million, as we continue to support the infrastructure necessary to maintain our operations. We may also attempt to expand our solutions and service offerings and gain access to new markets through acquisitions, but we have not included any expenses related to acquisitions in our description of expected capital expenditures. In addition, we do not have any agreements, commitments or understandings with respect to any material acquisitions.

   We believe that the cash provided from operations, and cash on hand will be sufficient to meet our anticipated working capital and capital expenditure requirements through December 31, 2001. However, during this period, we may seek additional capital in the private and/or public equity markets to support growth and/or potential acquisitions, as opportunities arise. If we receive additional funds through the issuance of debt and/or equity securities, our existing stockholders may experience significant dilution.

Outlook

   Our revenue outlook for the three months ending March 31, 2001 is uncertain, but will be below the level achieved in the fourth quarter of 2000. As a result of the December 2000 restructuring and other cost reduction initiatives completed in the first quarter of 2001, we expect our expenses for the first quarter of 2001 to be below the level in the previous quarter. However, we still expect to report an operating loss for the quarter ending March 31, 2001. While we expect normal attrition to continue to reduce our billable headcount in the first part of 2001, we believe that such reductions will be partially offset by selective hiring to fill certain critical skill requirements including additional business development capabilities. We expect revenues to increase later in 2001, but we may also implement additional cost cutting measures that could materially and adversely affect our operating results and financial position.

Recently Issued Accounting Standards

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137 which postponed the mandatory adoption of SFAS 133 until January 1, 2001. We do not believe that the adoption of SFAS No. 133 will have a material effect on our operating results or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Our primary financial instruments are cash in banks, government and corporate debt securities and commercial paper. We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We do not invest in derivative financial instruments for speculative or trading purposes.

Item 8. Financial Statements and Supplementary Data

   The financial statements and financial statement schedule, with the report of independent public accountants, listed in Item 14 are included in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information provided in response to this item will be contained in our definitive proxy statement, which we will file with the SEC, for our 2001 Annual Meeting of Stockholders under the heading "Election of Directors" and "Executive Officers" and is incorporated herein by reference.

Item 11. Executive Compensation

   The information provided in response to this item will be contained in the 2001 Annual Meeting definitive proxy statement under the heading "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information provided in response to this item will be contained in the 2001 Annual Meeting definitive proxy statement under the heading "Security Ownership of Management and Principal Stockholders" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The response to this item will be contained in the 2001 Annual Meeting definitive proxy statement under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) We have filed the following documents as part of this annual report:

  1. We have filed the following financial statements, with the report of independent public auditors, as part of this annual report:

    Report of PricewaterhouseCoopers LLP, Independent Public Accountants.

    Consolidated Statements of Operations for the Years Ended December 31, 1998, 1999 and 2000.

    Consolidated Balance Sheets as of December 31, 1999 and 2000.

    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1999 and 2000.

    Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000.

    Notes to Consolidated Financial Statements.

  2. We have filed the following financial statement schedule as part of this annual report:

    Schedule II--Valuation and Qualifying Accounts

  3. We have filed, or incorporated by reference, the following exhibits with this annual report:

  Exhibit
 Number                                  Exhibit
 --------                                -------
  3.1+    Form of Amended and Restated Certificate of Incorporation of the
          Registrant.

  3.2+    Form of Amended By-laws of the Registrant

 10.1*++  Registrant's Amended and Restated 1998 Stock Option Plan

 10.2*++  Form of Option Agreement pursuant to Registrant's Amended and
          Restated 1998 Stock Option Plan

 10.3*+   Form of Indemnification Agreement for Executive Offices and Directors

 10.4+    Registration Rights Agreement dated June 17, 1999

 10.5+    Software License and Services Agreement between Evolve Software, Inc.
          and Registrant dated September 3, 1999

 10.6*+   Employment, Confidentiality and Noncompete Agreement between
          Registrant and Mark A. Tebbe

 10.7*+   Employment Agreement between Registrant and C. Rudy Puryear

 10.8*+ Restricted Stock Agreement between Registrant and C. Rudy Puryear dated as of June 30, 1999

 10.9*+   Pledge Agreement by and between Registrant and C. Rudy Puryear dated
          June 30, 1999

 10.10*+ Promissory Note in the amount of $2,500,000 by C. Rudy Puryear to the Registrant, dated June 30, 1999

 10.11*+  Secured Promissory Note in the amount of $3,228,000 by C. Rudy
          Puryear to the Registrant dated June 30, 1999

 10.12+   Amended and Restated Loan and Security Agreement between Registrant and Old Kent Bank, dated December 29, 1998, as amended on June 15,
          1999

 10.13    Amendment to Amended and Restated Loan and Security Agreement between
          Registrant and Old Kent Bank, dated January 1, 2001


  Exhibit
 Number                                 Exhibit
 --------                               -------
 10.15+     Master Services Agreement between Registrant and Dell Products,
            L.P.

 10.16*+++  Form of Employment Agreement between Registrant and certain
            Executive Officers of the Registrant

 10.17*++++ Employment Agreement between Registrant and Thaddeus J. Malik

 10.18*     Employment Agreement between Registrant and Glenn Yeffeth

 21         Subsidiaries of Registrant

 23         Consent of PricewaterhouseCoopers LLP

- --------
  * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report.
  + Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-92373), initially filed with the SEC on December 8, 1999, as amended, and incorporated herein by reference.
  ++ Previously filed as an exhibit to the Registrant's Tender Offer Statement on Schedule TO, initially filed with the SEC on December 20, 2000, as amended, and incorporated herein by reference.
  +++ Previously filed as an exhibit to the Registrant's Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.
  ++++ Previously filed as an exhibit to the Registrant's Form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.

   (b) Reports on Form 8-K:

     We did not file any current reports on Form 8-K during the quarter ended December 31, 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April, 2001.

                                          Lante Corporation

                                                    /s/ C. Rudy Puryear
                                          By: _________________________________
                                             C. Rudy Puryear, Chief Executive
                                                   Officer and President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 2nd day of April, 2001.

                   Signature                                       Title
                   ---------                                       -----

               /s/ Mark A. Tebbe                 Chairman of the Board of Directors
________________________________________________
                 Mark A. Tebbe

              /s/ C. Rudy Puryear                Chief Executive Officer, President and
________________________________________________  Director (Principal Executive Officer)
                C. Rudy Puryear

              /s/ William J. Davis               Chief Financial Officer
________________________________________________  (Principal Financial and Accounting
                William J. Davis                  Officer)

              /s/  Paul D. Carbery               Director
________________________________________________
                Paul D. Carbery

              /s/  James E. Cowie                Director
________________________________________________
                 James E. Cowie

              /s/ Judith Hamilton                Director
________________________________________________
                Judith Hamilton

               /s/ John C. Kraft                 Director
________________________________________________
                 John C. Kraft

               /s/ John R. Oltman                Director
________________________________________________
                 John R. Oltman

              /s/ Paul G. Yovovich               Director
________________________________________________
                Paul G. Yovovich

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Consolidated Financial Statements of Lante Corporation:

  Report of Independent Accountants........................................ F-2

  Consolidated Statements of Operations.................................... F-3

  Consolidated Balance Sheets.............................................. F-4

  Consolidated Statements of Stockholders' Equity.......................... F-5

  Consolidated Statements of Cash Flows.................................... F-6

  Notes to Consolidated Financial Statements............................... F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
 Stockholders of Lante Corporation

   In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of Lante Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Pricewaterhousecoopers LLP

Chicago, Illinois
January 26, 2001

                               LANTE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                     Year Ended December 31,
                                                     --------------------------
                                                      1998     1999      2000
                                                     -------  -------  --------
Revenues...........................................  $15,369  $23,078  $ 76,089
Related party revenues.............................      --     9,886       --
                                                     -------  -------  --------
    Total revenues.................................   15,369   32,964    76,089
                                                     -------  -------  --------
Operating expenses:
  Professional services............................    7,001   17,477    44,080
  Selling, general and administrative..............    6,804   18,104    53,821
  Amortization of deferred compensation............      --     1,188     2,541
  Restructuring charge.............................      --       --      8,100
                                                     -------  -------  --------
    Total operating expenses.......................   13,805   36,769   108,542
                                                     -------  -------  --------
Income (loss) from operations......................    1,564   (3,805)  (32,453)
Other income, net..................................      --       792     5,157
Write-down of investments..........................      --       --     (3,851)
                                                     -------  -------  --------
Income (loss) before income taxes..................    1,564   (3,013)  (31,147)
Income tax (provision) benefit.....................       (8)     431     9,939
                                                     -------  -------  --------
Net income (loss)..................................    1,556   (2,582)  (21,208)
Dividends and accretion on mandatorily redeemable
 preferred stock...................................      --      (977)     (234)
                                                     -------  -------  --------
Net income (loss) available to common stockholders.  $ 1,556  $(3,559) $(21,442)
                                                     =======  =======  ========
Net income (loss) per common share, basic and
 diluted...........................................  $  0.08  $ (0.16) $  (0.60)
Unaudited pro forma net income (loss) per common
 share, basic and diluted..........................  $  0.04  $ (0.15) $  (0.60)
Basic and diluted weighted average shares
 outstanding.......................................   20,607   22,204    35,798


  The accompanying notes are an integral part of these consolidated financial statements.

                               LANTE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                     (In thousands, except per share data)

                                                                December 31,
                                                              -----------------
                                                               1999      2000
                                                              -------  --------
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents.................................  $13,692  $ 27,875
  Short-term investments....................................      --     56,031
  Trade accounts receivable (net of allowance of $896 and
   $2,013 at December 31, 1999 and 2000, respectively) .....   10,171    10,665
  Trade accounts receivable--related party..................      178       --
  Current deferred income taxes.............................      487     1,768
  Other current assets......................................      607       760
                                                              -------  --------
   Total current assets.....................................   25,135    97,099
Property and equipment, net.................................    6,380    13,490
Noncurrent deferred income taxes............................      585    10,797
Other assets................................................    9,386     3,102
                                                              -------  --------
   Total assets.............................................  $41,486  $124,488
                                                              =======  ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Accounts payable..........................................  $ 5,717  $  4,709
  Accrued compensation and related costs....................    3,151     5,220
  Deferred revenues.........................................    2,155     3,322
  Accrued restructuring costs...............................      --      4,695
  Other current liabilities.................................      376       311
  Current portion of note payable--redeemed shares..........    1,003     3,008
                                                              -------  --------
   Total current liabilities................................   12,402    21,265
Other liabilities...........................................      116       291
Noncurrent portion of note payable--redeemed shares.........    2,005       --
                                                              -------  --------
   Total liabilities........................................   14,523    21,556
                                                              -------  --------
Commitments and contingencies
Mandatorily redeemable preferred stock:
  Series A convertible preferred stock, $0.01 par value;
   4,243 shares allocated, 3,536 shares issued and
   outstanding as of December 31, 1999 and no shares issued
   and outstanding as of December 31, 2000..................   25,728       --
                                                              -------  --------
Stockholders' equity:
  Preferred stock, $0.01 par value; 10,000 shares
   authorized, 4,243 allocated to Series A convertible
   preferred stock no shares issued and outstanding as of
   December 31, 1999 and 2000...............................      --        --
  Common stock, $0.01 par value; 50,000 authorized, 26,069
   shares issued and
   outstanding as of December 31, 1999 and 150,000
   authorized, 40,150 shares issued and
   outstanding as of December 31, 2000......................      260       401
  Additional paid in capital................................   18,509   139,940
  Retained deficit..........................................   (9,606)  (30,814)
  Deferred compensation.....................................   (4,613)   (3,107)
  Note receivable--stockholder..............................   (3,315)   (3,488)
                                                              -------  --------
   Total stockholders' equity...............................    1,235   102,932
                                                              -------  --------
   Total liabilities and stockholders' equity...............  $41,486  $124,488
                                                              =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               LANTE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (In thousands)

                          Shares                  Par Value         Additional Retained                   Note         Total
                  ------------------------  -----------------------  Paid In   Earnings     Deferred   Receivable  Stockholders'
                  Common  Class A  Class B  Common  Class A Class B  Capital   (Deficit)  Compensation Stockholder    Equity
                  ------  -------  -------  ------  ------- ------- ---------- ---------  ------------ ----------- -------------
Balance at
December 31,
1997............     --    10,041   10,041  $ --     $ 100   $ 100   $     20  $    577     $   --       $   --      $    797
Redemption of
common stock--
Class A and B...     --      (150)    (150)   --        (1)     (1)       (30)      --          --           --           (32)
Issuance of
common stock--
Class A and B...     --       300    1,200    --         3      12        322       --          --           --           337
Exercise of
stock options
and issuance of
restricted
shares..........     --       --     1,200    --       --       12        258       --          --           --           270
Amortization of
compensation
expense.........     --       --       --     --       --      --           7       --          --           --             7
Net income......     --       --       --     --       --      --         --      1,556         --           --         1,556
Dividends.......     --       --       --     --       --      --         --        (20)        --           --           (20)
                  ------  -------  -------  -----    -----   -----   --------  --------     -------      -------     --------
Balance at
December 31,
1998............     --    10,191   12,291    --       102     123        577     2,113         --           --         2,915
Conversion of
Class A and
Class B common
stock to one
class of common
shares..........  22,481  (10,191) (12,291)   225     (102)   (123)       --        --          --           --           --
Redemption of
common stock....  (4,460)     --       --     (45)     --      --      (4,916)   (4,567)        --           --        (9,528)
Issuance of
common stock....   3,640      --       --      36      --      --      10,399       --          --        (3,315)       7,120
Conversion of
debt to common
stock...........   2,700      --       --      27      --      --       2,667       --          --           --         2,694
Exercise of
stock options...   1,708      --       --      17      --      --         387       --          --           --           404
Preferred stock
dividends and
accretion.......     --       --       --     --       --      --        (977)      --          --           --          (977)
Deferred
compensation....     --       --       --     --       --      --       5,190       --       (5,190)         --           --
Amortization of
compensation
expense.........     --       --       --     --       --      --         --        --          577          --           577
Issuance of
options and
warrants........     --       --       --     --       --      --       1,258       --          --           --         1,258
Stock committed
to Lante
Foundation......     --       --       --     --       --      --       3,360       --          --           --         3,360
Income tax
benefit from
exercise of
stock options...     --       --       --     --       --      --         564       --          --           --           564
Net loss........     --       --       --     --       --      --         --     (2,582)        --           --        (2,582)
Dividends.......     --       --       --     --       --      --         --     (4,570)        --           --        (4,570)
                  ------  -------  -------  -----    -----   -----   --------  --------     -------      -------     --------
Balance at
December 31,
1999............  26,069      --       --     260      --      --      18,509    (9,606)     (4,613)      (3,315)       1,235
Redemption of
common stock....      (1)     --       --     --       --      --         (10)      --          --           --           (10)
Issuance of
common stock....   1,000      --       --      10      --      --      10,990       --          --           --        11,000
Exercise of
stock options
and warrants....   1,074      --       --      11      --      --         331       --          --           --           342
Preferred stock
dividends and
accretion.......     --       --       --     --       --      --        (234)      --          --           --          (234)
Conversion of
preferred stock
into common
stock...........   7,072      --       --      71      --      --      25,891       --          --           --        25,962
Amortization of
compensation
expense.........     --       --       --     --       --      --         --        --        1,208          --         1,208
Initial public
offering of
common stock....   4,600      --       --      46      --      --      83,331       --          --           --        83,377
Issuance of
stock to Lante
Foundation......     336      --       --       3      --      --          (3)      --          --           --           --
Forfeiture of
stock options...     --       --       --     --       --      --        (298)      --          298          --           --
Accrued interest
on note
receivable......     --       --       --     --       --      --         --        --          --          (173)        (173)
Cumulative
translation
adjustment......     --       --       --     --       --      --         (23)      --          --           --           (23)
Income tax
benefit from
exercise of
stock options...     --       --       --     --       --      --       1,456       --          --           --         1,456
Net loss........     --       --       --     --       --      --         --    (21,208)        --           --       (21,208)
                  ------  -------  -------  -----    -----   -----   --------  --------     -------      -------     --------
Balance at
December 31,
2000............  40,150      --       --   $ 401    $ --    $ --    $139,940  $(30,814)    $(3,107)     $(3,488)    $102,932
                  ======  =======  =======  =====    =====   =====   ========  ========     =======      =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               LANTE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                 (In thousands)

                                                     Year ended December 31,
                                                     -------------------------
                                                      1998    1999      2000
                                                     ------  -------  --------
Cash flows from operating activities:
  Net income (loss)................................. $1,556  $(2,582) $(21,208)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization....................    267      645     3,067
   Deferred income taxes............................    --      (508)  (11,493)
   Option issued to ZixIt Corporation...............    --     1,258       --
   Option received from ZixIt Corporation...........    --    (4,902)      --
   Amortization of deferred compensation............    --     1,188     2,541
   Charitable contribution of company stock.........    --     3,360       --
   Non-cash portion of restructuring charge.........    --       --      2,422
   Write-down of investments........................    --       --      3,851
   Income tax benefit related to exercised stock
    options.........................................    --       --      1,456
   Other, net.......................................     (4)     (37)     (112)
   Increase (decrease) in cash attributable to
    changes in assets and liabilities:
     Trade accounts receivable......................   (750)  (7,107)     (316)
     Other current assets...........................    (69)    (504)     (153)
     Other assets...................................      4   (3,882)     (220)
     Accounts payable...............................    174    5,349       (85)
     Accrued restructuring costs....................    --       --      4,695
     Accrued compensation and related costs.........    164    2,226     2,069
     Deferred revenues..............................   (537)   2,093     1,167
     Other liabilities..............................     65       15       110
                                                     ------  -------  --------
       Net cash provided by (used in) operating
        activities..................................    870   (3,388)  (12,209)
                                                     ------  -------  --------
Cash flows from investing activities:
  Capital expenditures..............................   (367)  (6,157)  (12,013)
  Purchases of short-term investments...............    --       --    (56,031)
  Other.............................................    --      (426)     (250)
                                                     ------  -------  --------
       Net cash used in investing activities........   (367)  (6,583)  (68,294)
                                                     ------  -------  --------
Cash flows from financing activities:
  Proceeds from initial public offering of common
   stock, net.......................................    --       --     83,377
  Proceeds from private issuances of common stock,
   net..............................................    607    9,878    11,000
  Payments on bank debt and note payable............   (800)     (24)      --
  Proceeds from issuance of subordinated convertible
   debt.............................................  2,595      --        --
  Proceeds from issuance of mandatorily redeemable
   preferred stock, net.............................    --    24,751       --
  Redemption of common stock........................    (32)  (6,521)      --
  Proceeds from issuance of bank debt and note
   payable..........................................     24      --        --
  Payments on note payable to stockholder...........   (350)     --        --
  Loan to executive officer.........................    --    (3,228)      --
  Dividends paid....................................    (20)  (4,570)      --
  Other, net........................................    --       --        309
                                                     ------  -------  --------
       Net cash provided by financing activities....  2,024   20,286    94,686
                                                     ------  -------  --------
Net increase in cash and cash equivalents...........  2,527   10,315    14,183
Cash and cash equivalents, beginning of period......    850    3,377    13,692
                                                     ------  -------  --------
Cash and cash equivalents, end of period............ $3,377  $13,692  $ 27,875
                                                     ======  =======  ========

Supplemental disclosure of cash flow information:
  Cash paid for interest............................ $   47  $    82  $     75
  Cash paid for taxes............................... $    4  $   408  $    100
Supplemental disclosure of non-cash transaction:
  Conversion of Series A convertible preferred stock
   to common stock..................................    --       --   $ 25,962

  The accompanying notes are an integral part of these consolidated financial statements

                               LANTE CORPORATION

                     (In thousands, except per share data)

1. Nature of Business

   Lante Corporation (the "Company"), a Delaware corporation, is an Internet consulting company that develops sophisticated technology-based solutions. The Company designs and builds solutions for clients that are secure, reliable and scalable, and integrated with multiple back-end systems. The Company's strategists, user experience experts and technologists work as a multi-disciplinary team to build these solutions. The Company integrates its competencies through an iterative development process with the client that is overseen by the Company's delivery management specialists. This approach helps the Company design solutions that reduce operational costs, create new revenue channels and enhance business partner relationships for its clients.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

 Revenue Recognition

   Revenues from time-and-materials engagements are recognized as services are provided. Revenues from fixed-fee engagements are recognized on the percentage-of-completion method of accounting, based on the cost incurred compared to total estimated cost. Anticipated losses on engagements, if any, are charged to earnings when identified.

   Unbilled revenues on engagements consist of revenues recognized in excess of billings and deferred revenues consist of billings or cash received in excess of revenues recognized.

 Cash and Cash Equivalents

   Cash and cash equivalents consist of cash and overnight investments and investment-grade commercial paper with original maturities of three months or less and whose carrying amount approximates market value.

 Short-Term Investments

   In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has categorized its marketable debt securities as "held-to-maturity" and they are carried at their amortized costs. The Company's short-term investments consist of commercial paper, U.S. Treasury instruments and corporate bonds. During the year ended December 31, 2000, realized and unrealized gains and losses were not material.

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

       Computers, computer peripherals and software................... 3-5 years
       Office machines and equipment.................................. 5-7 years
       Furniture and fixtures.........................................  10 years

                               LANTE CORPORATION

                     (In thousands, except per share data)


   The Company reviews the carrying values of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

 Income Taxes

   Prior to June 17, 1999, the Company had elected S-Corporation status for tax purposes. It was the Company's policy to distribute to its stockholders amounts at least equal to their estimated federal and state tax liabilities resulting from the pass-through of the Company's taxable income. As of June 17, 1999, the Company terminated its S-Corporation status for federal and state income tax purposes. At that time, deferred taxes were provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities in accordance with SFAS No. 109, "Accounting for Income Taxes".

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

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and trade accounts receivable.

   The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses and such losses have been within management's expectations except for one credit loss during 2000 that resulted in the recording of $1.4 million of additional bad debt expense. As of December 31, 2000, the Company's largest client accounted for 17% of the accounts receivable balance. As of December 31, 1999, the two largest clients accounted for 15% and 13% of the accounts receivable balance. There were no other clients who represented more than 10% of the Company's accounts receivable balances as of December 31, 2000 or 1999. There was no client that accounted for more than 10% of total revenues for the year ended December 31, 2000. The two largest clients accounted for 31% and 13% of total revenues for the year ended December 31, 1999. The three largest clients in 1998 accounted for 21%, 12% and 11% of total revenues. There were no other clients that represented more than 10% of total revenues during 1999 and 1998.

 Fair Value of Financial Instruments

   The carrying value of current assets and liabilities approximated their fair value at December 31, 1999 and 2000. The carrying value of notes payable approximates fair value based on current rates of interest available to the Company for notes of similar maturities.

 Stock-Based Compensation

   The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and elects the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation".

                               LANTE CORPORATION

                     (In thousands, except per share data)

SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the exercise price (see Note 11).

 Comprehensive Income

   Effective January 1, 1998, the Company implemented SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the transactions that are required to be reported in comprehensive income have not been material.

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

                                                                1998  1999 2000
                                                                ----- ---- ----
     Weighted average effect of common stock equivalents:
       Options outstanding..................................... 1,948  14  550
       Convertible debt........................................ 1,380 --   --
       Restricted shares.......................................   479 --   --
       Warrants................................................   --   41  --
                                                                ----- ---  ---
                                                                3,807  55  550
                                                                ===== ===  ===

                               LANTE CORPORATION

                     (In thousands, except per share data)


   For the years ended December 31, 1999 and 2000, additional shares potentially issuable for restricted shares, stock options, convertible debt, and the Company's Series A convertible preferred stock would have been 9,060 and 5,858, respectively, but for the net loss recorded.

   The following table gives pro forma effect for income taxes assuming that the Company was a C-Corporation for all periods presented (see Note 7).

                                                     1998     1999      2000
                                                    ------  --------  --------
     Pro forma (unaudited):
       Net income (loss) available to common
        stockholders..............................  $1,556  $ (3,559) $(21,442)
       Pro forma adjustment to tax (provision)
        benefit...................................    (675)      321       --
                                                    ------  --------  --------
       Pro forma net income (loss) available to
        common stockholders.......................  $  881  $ (3,238) $(21,442)
                                                    ======  ========  ========
       Pro forma earnings (loss) per share basic
        and diluted...............................    0.04   $( 0.15) $  (0.60)
                                                    ======  ========  ========

3. Acquisitions

   On September 2, 1999, the Company acquired Ingenious, Inc. ("Ingenious"), a consulting company, for total consideration of $1,121. The acquisition was recorded under the purchase method of accounting. As part of the acquisition, the two principal owners of Ingenious agreed to employment agreements with the Company through August 31, 2002. If these individuals do not comply with the employment agreements, they will be required to remit to the Company $1,000 of the consideration received. Consequently, $1,000 of the purchase price has been recorded as deferred compensation and is being amortized ratably through August 31, 2002. The balance of the total purchase price was allocated to other current operating assets. The Ingenious acquisition and one other acquisition consummated during 1999 are not significant and as such, separate pro forma financial information is not deemed necessary.

4. Business Restructuring

   In the fourth quarter of 2000, the Company approved a restructuring plan. The restructuring plan included the consolidation of certain facilities, the realignment of the Company's operations and the closure of the Company's Singapore and India operations. The Company recorded a special charge of $8,100, which reduced net income by $5,516. The charge included $3,400 in space rationalization costs, $2,400 in non-cash property and equipment write-downs related to facility closures, $1,800 in severance pay and $500 in other restructuring costs. The Company severed approximately 130 employees under the plan related to the closing of the Company's facilities in Asia and by terminating certain billable and nonbillable employees in the U.S.

   Restructuring liability activity consists of the following:

     Balance at January 1, 2000........................................     --
     Restructuring charge.............................................. $ 8,100
     Leasehold improvement and equipment writedowns....................  (2,400)
     Severance payments................................................    (805)
     Space rationalization payments....................................    (200)
                                                                        -------
     Balance at December 31, 2000...................................... $ 4,695
                                                                        =======

                               LANTE CORPORATION

                     (In thousands, except per share data)


   At December 31, 2000, the balance of the restructuring liability was principally related to costs for facility closures, including $3,200 for space rationalization costs, $995 for severance and $500 for other restructuring activities. Remaining cash outflows under the plan are expected to be approximately $4,695. Management expects the restructuring plan activities to be substantially completed by the end of 2001.

5. Property and Equipment

   Property and equipment consisted of the following as of December 31:

                                                                1999     2000
                                                               -------  -------
     Computers, computer peripheral and software.............. $ 4,172  $ 8,960
     Furniture and fixtures...................................     840    2,592
     Office machines and equipment............................     608    2,396
     Leasehold improvements...................................   2,066    3,405
                                                               -------  -------
                                                                 7,686   17,353
     Less: accumulated depreciation and amortization..........  (1,306)  (3,863)
                                                               -------  -------
     Property and equipment, net.............................. $ 6,380  $13,490
                                                               =======  =======

6. Debt

 Bank Line of Credit

   The Company has a line of credit in place pursuant to a loan agreement with its commercial bank dated December 29, 1998 and maturing on January 1, 2001. There were no borrowings under the loan as of December 31, 1999 or 2000. The line has a maximum borrowing amount of $3,500 of which $3,000 is subject to a formula based on 75% of eligible accounts receivable. Borrowings are secured by accounts receivable and general Company assets. Borrowings bear interest at the lender's "index rate" of 8.50% and 9.50% at December 31, 1999 and 2000, respectively. An unused facility fee is due semiannually in an amount equal to 0.25% of the difference between $3,500 and the average daily outstanding principal. The loan agreement contains certain financial covenants, including maintenance of 1.75 to 1 debt service ratio and capital funds greater than $7,500 (both as defined). The Company received waivers in respect to certain covenants at December 31, 1999 and 2000.

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

7. Income Taxes

   The Company's income tax benefit of $9,939 for the year ended December 31, 2000, consisted of deferred federal tax benefit of $8,933 and deferred state tax benefit of $1,006. The Company's income tax benefit of $431

                               LANTE CORPORATION

                     (In thousands, except per share data)

for the year ended December 31, 1999 consisted of current state tax expense of $77, deferred federal tax benefit of $375 and deferred state tax benefit of $133. The Company's income tax provision for the year ended December 31, 1998 consisted solely of current state taxes.

   The Company terminated its S-Corporation election for federal and state purposes on June 17, 1999. Accordingly, all income that was earned in the subsequent C-Corporation period was taxable at the statutory federal and state tax rates. In order to present amounts in a comparable format, the statements of operations include a pro forma adjustment for additional taxes that would have been recorded if the Company had been a C-Corporation for all periods presented, based upon the tax laws in effect during those periods. Unaudited pro forma income tax provisions (benefits) calculated on a separate company basis in conformity with SFAS 109 were as follows:

     Unaudited pro forma                                            1998 1999
     -------------------                                            ---- -----
     Current:
       Federal..................................................... $124 $ 100
       State.......................................................   28    22
     Deferred:
       Federal.....................................................  468  (769)
       State.......................................................   63  (105)
                                                                    ---- -----
         Total income tax expense (benefit)........................ $683 $(752)
                                                                    ==== =====

   The pro forma and actual provisions for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from operations as a result of the following differences for the years ended December 31:

                                                        1998  1999      2000
                                                        ---- -------  --------
                                                         Unaudited
                                                         pro forma
                                                        ------------
     Income tax provision at statutory U.S. tax rates
      of 34%........................................... $532 $(1,024) $(10,590)
     Increase (decrease) in rates resulting from:
       Change in graduated average rate................   64     --        --
       State taxes.....................................   74    (120)   (1,067)
       Change in valuation allowance...................  --      --      1,323
       Other, net......................................   13     392       395
                                                        ---- -------  --------
     Provision (benefit) for income taxes.............. $683 $  (752) $ (9,939)
                                                        ==== =======  ========

                               LANTE CORPORATION

                     (In thousands, except per share data)


   Deferred taxes were as follows as of December 31:

                                                               1999     2000
                                                              -------  -------
     Current:
       Accrual to cash....................................... $   (22) $  (157)
       Provision for doubtful accounts.......................     336      764
       Net operating loss carryforward.......................   1,731      --
       Option transactions with ZixIt Corporation............  (1,407)     --
       Deferred compensation.................................     238    1,161
       Other, net............................................    (389)     --
                                                              -------  -------
         Current deferred tax asset..........................     487    1,768
                                                              -------  -------
     Noncurrent:
       Net operating loss carryforward.......................     --     8,952
       Charitable contribution...............................   1,298    8,951
       Valuation allowance...................................    (844)  (8,951)
       Depreciation..........................................     (66)      48
       Restructuring reserve.................................     --     1,782
       Other, net............................................     197       15
                                                              -------  -------
         Noncurrent deferred tax asset.......................     585   10,797
                                                              -------  -------
         Total deferred taxes................................ $ 1,072  $12,565
                                                              =======  =======

   In 1999, the Company recorded a charitable expense of $3,360 related to the Company's commitment to contribute 336 shares of the Company's common stock to the Lante Foundation. The contribution resulted in a deferred tax asset of $8,951 based on the value of the stock when it was issued to the Lante Foundation in March 2000. This tax benefit expires in 2003. Due to the uncertainty of realization of this tax benefit in the next three years, the Company has provided a valuation allowance for this deferred tax asset. At December 31, 2000, the Company had net operating losses of $23,587 available to reduce future taxable income. If not utilized, this carryforward will expire at various dates through December 31, 2020.

8. Commitments and Contingencies

 Operating Leases

   The Company is obligated under various noncancellable operating leases for its office space in Charlotte, Chicago, Dallas, New York, San Francisco and Seattle. Future minimum rental commitments under all noncancellable operating leases with initial or remaining terms in excess of one year are as follows for each respective year ending December 31:

            2001................................. $ 3,127
            2002.................................   3,175
            2003.................................   3,067
            2004.................................   2,964
            2005                                    2,035
            Thereafter...........................   4,783
                                                  -------
                                                  $19,151
                                                  =======

   Rent expense for the years ended December 31, 1998, 1999 and 2000 was $657, $827 and $3,073, respectively.

                               LANTE CORPORATION

                     (In thousands, except per share data)


 Letters of Credit

   As of December 31, 2000, the Company had standby letters of credit issued by its bank in the aggregate amount of $897 related to security deposits on three office leases.

9. Employee Loans

   In June 1999, the Company entered into an employment agreement with one of its executive officers. Pursuant to this agreement, the Company loaned the executive $2,500 under a note that will mature and be due on the earlier of six months after termination of employment or June 30, 2003. The note bears interest at 5.37% per annum. The loan will be payable upon maturity if the executive is still employed by the Company but only if the fair market value of the executive's holdings in the Company's common stock is greater than an agreed-upon amount. Otherwise, the loan will be forgiven at the rate of $100 per month commencing on the maturity date until all principal and interest is forgiven. If the loan becomes due pursuant to the loan's conditions, but the executive does not have the ability to liquidate his stock, the maturity will be postponed. The Company recorded the loan, included in other assets, as deferred compensation and is amortizing the loan over 30 months, the period in which the loan may be forgiven.

   In addition, upon execution of the employment agreement, the executive purchased 2,400 restricted shares of common stock at $1.35 per share. Due to the sales price being deemed less than the then current market value, the Company recorded $2,148 in deferred compensation related to this sale of securities and is amortizing such amount over the 48 month period during which the restrictions lapse. The restrictions are subject to certain acceleration provisions upon a change in control and upon termination of employment. The Company loaned the executive $3,228 on a full recourse basis to purchase the restricted stock. The loan bears interest at 5.37%. The loan and related interest is due three years after the liquidity event (as defined).

10. Related Party Transactions

   During 1999, the Company's chairman was a member of the Board of Directors of a corporation that was the Company's most significant client during the fiscal year ended December 31, 1999. In addition, he was a stockholder with beneficial ownership of less than 1% of this client's outstanding common stock as of December 31, 1999. The Company believes that the fees billed to this client were based on customary business terms.

   Upon completion of the engagement for this client in November 1999, the Company granted to the client a fully vested option to purchase up to 400 shares of the Company's common stock at an exercise price of $7.00 per share resulting in a charge of $1,258. Pursuant to an agreement executed simultaneously with this grant, the Company received a fully vested option to purchase 167 shares of the client's common shares at $7.625 per share resulting in a benefit of $4,902. The net effect of $3,644 was recorded in other income in the accompanying 1999 statement of operations. During 2000, both the Company and the client exercised their respective options resulting in the issuance of 321 shares of the Company's common stock and the receipt of 143 shares of the client's common stock. Due to an other-than-temporary decline in market value, the Company recorded a $3,601 write-down of the carrying value of the investment in the accompanying 2000 statement of operations.

   In 1999, the Board of Directors authorized the Company to make a contribution to the Lante Foundation in the amount of 336 shares of the Company's common stock. The contribution was completed in March 2000. The Company recorded a charge of $3,360 in 1999 related to this contribution.

                               LANTE CORPORATION

                     (In thousands, except per share data)


11. Retirement Plan

   The Company has a defined contribution profit sharing plan which is qualified under section 401(k) of the Internal Revenue Code and for which most employees are eligible. The plan provides for discretionary Company contributions based on a percentage of eligible participants' compensation, as defined. In addition, the Company may make matching contributions based on eligible participants' deferral contributions. In 1998, 1999 and 2000, the Company expensed matching contributions in the amounts of $260, $266 and $583, respectively.

12. Mandatorily Redeemable Preferred Stock

   In June 1999, the Company issued 3,536 shares of Series A redeemable convertible preferred stock, par value $0.01 per share for an aggregate value of $25,000, net of issuance costs of $186. In conjunction with the Company's initial public offering in February 2000, the Series A redeemable convertible preferred stock was converted into 7,072 shares of common stock. The rights of the Series A convertible preferred stock were as follows:

 Voting

   Each share of Series A convertible preferred stock had voting rights equal to an equivalent number of shares of common stock into which it was convertible and voted together as one class with common stock.

 Dividends

   Holders of the Series A convertible preferred stock were entitled to receive dividends at the rate of 7% per annum on the sum of the liquidation value plus all accumulated and unpaid dividends, subject to reduction (as defined) based upon increases in the fair market value of the common stock at the date of conversion of the Series A convertible preferred stock. Any dividends declared or paid upon the common stock would also have been declared and paid to holders of the Series A convertible preferred stock based upon the number of shares of common stock issuable upon conversion of the preferred stock.

 Liquidation

   In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A convertible preferred stock were entitled to receive the greater of (i) $7.07 per share plus any accrued and unpaid dividends or
(ii) such amount per share as would have been payable had such shares been converted into common stock immediately prior to liquidation.

 Conversion

   Each share of Series A convertible preferred stock was convertible at the option of the holder at any time into two shares of common stock, or 7,072 shares in total, subject to anti-dilution adjustments. Each share of Series A convertible preferred stock was automatically converted into common stock at the then effective conversion ratio upon (i) the written request of the holders of a majority of the outstanding shares, or (ii) the completion of an initial public offering with aggregate proceeds of at least $20,000 and a minimum specified initial offering price based on the timing of the initial offering.

 Redemption

   Absent a conversion, the Company would have redeemed from each holder of Series A convertible preferred stock one fourth of such holder's Series A convertible preferred stock annually beginning on June 30, 2004 at a

                               LANTE CORPORATION

                     (In thousands, except per share data)

redemption price equal to the greater of (i) $7.07 plus all accrued and unpaid dividends or (ii) the fair market value of the shares of the common stock on an as converted basis. In the event of a change in control, each holder of the Series A convertible preferred stock could elect to require the Company to redeem all or a portion of the holder's preferred stock at the redemption price. The difference between the net issuance price and the redemption value of the Series A convertible preferred stock was being accreted by periodic charges to additional paid-in capital.

13. Stockholders' Equity and Other Stock Related Information

 Preferred Stock and Common Stock

   In June 1999, the Company amended its Certificate of Incorporation to provide for one class of common stock and one class of preferred stock. The amendment authorized 50,000 shares of common and 10,000 shares of preferred stock and allocated 4,243 shares as Series A convertible preferred stock (see
Note 12). In February 2000, the Company amended its Certificate of Incorporation to increase the authorized number of shares of common stock to 150,000. Each previously issued and outstanding share of voting Class A common stock and non-voting Class B common stock was converted and exchanged into one share of common stock, $0.01 par value.

   In June 1999, the Company repurchased 2,460 shares of common stock at approximately $2.24 per share, from certain employee stockholders. The repurchased shares were cancelled upon redemption. The Company issued promissory notes aggregating $5,519 in payment for the repurchased shares, which notes were fully repaid in June 1999.

   In September 1999, pursuant to a stockholder's agreement, the Company executed its right to repurchase 2,000 shares of common stock held by a former employee. The Company paid cash of $724 net of $278 due to the Company by the stockholder, and issued a promissory note aggregating $3,008 as payment for the repurchased shares, which note is due at various dates through September 30, 2002. The promissory note bears interest at prime, which was 8.5% and 9.5% at December 31, 1999 and December 31, 2000, respectively.

   In January 2000, the Company completed the sale of 1,000 shares of common stock to Dell USA, L.P., a wholly owned subsidiary of Dell Computer Corporation, at $11.00 per share. Proceeds to the Company were approximately $11,000.


   In February 2000, the Company completed an initial public offering of common stock which resulted in the issuance of 4,600 shares of common stock. Proceeds to the Company, net of underwriting discounts and costs of the offering, were approximately $83,400. Concurrent with the initial public offering, 3,536 shares of the Company's Series A convertible preferred stock were converted to 7,072 shares of the Company's common stock. Dividends and accretion related to the Company's Series A convertible preferred stock reduced income available to common stockholders up through the date of conversion.

 S-Corporation Dividends

   Prior to June 17, 1999, the Company was treated as an S-Corporation for income tax purposes and paid out dividends to compensate stockholders for their estimated tax liabilities. These dividends totaled, $20 and $582 in the years ended December 31, 1998 and 1999, respectively. In addition, on June 15, 1999, the Company declared a dividend in conjunction with the conversion to a C-Corporation consisting of $2,488 of accounts receivable and $1,500 of cash.

                               LANTE CORPORATION

                     (In thousands, except per share data)


 Stock Purchase Plan

   Effective January 1, 2000, the Board of Directors authorized the 2000 Employee Stock Purchase Plan ("ESPP"), which provides for the issuance of a maximum of 800 shares of common stock. Employees generally are eligible to participate in the ESPP if they are employed by the Company for more than five months in a calendar year and work more than 20 hours per week. The ESPP permits eligible employees to purchase common stock through payroll deductions of up to 15% of the participant's compensation. Amounts accumulated by the employee are used to purchase shares of common stock at the end of semi-annual enrollment periods. The first offering period began on July 14, 2000 and thus, was less than six months long. Offering periods thereafter begin on January 1 and July 1. Purchases will occur on June 30 and December 31, or the first day of trading after these dates. The price of stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock at the beginning or end of the enrollment period.

 Stock Option Plan

   In June 1998, the Company adopted its 1998 Option Plan ("the Plan"), under which it may grant nonqualified stock options for shares of common stock to employees, directors, and advisors. In December 1999, the Plan was amended to increase the number of nonqualified stock options for shares of common stock available to be granted from 10,000 to 15,000. The Plan is administered, and grants are determined, by the compensation committee of the Board of Directors. Options granted under the Plan generally vest over a four-year period and expire nine years from the date of grant. Stock option activity under the Plan is summarized as follows:

                                                                        Weighted
                                                                        average
                                                                        exercise
                                                                         price
                                                                Option    per
                                                                shares   share
                                                                ------  --------
     Outstanding at December 31, 1998..........................  4,182   $ 0.23
       Granted.................................................  4,215     2.33
       Exercised............................................... (1,708)    0.24
       Cancelled...............................................   (976)    0.29
                                                                ------
     Outstanding at December 31, 1999..........................  5,713     1.77
       Granted.................................................  4,232    14.91
       Exercised...............................................   (581)    0.59
       Cancelled............................................... (1,021)   13.23
                                                                ------
     Outstanding at December 31, 2000..........................  8,343     7.12
                                                                ======

   At December 31, 1998, the Company had 4,182 stock options outstanding with exercise prices between $0.23 and $0.27 per option and a weighted average exercise price of $0.23 per option. The weighted average remaining contractual life of the options was 8.17 years. None of the options were exercisable at December 31, 1998.

                               LANTE CORPORATION

                     (In thousands, except per share data)


   The following table summarizes information about stock options outstanding at December 31, 2000.

                                              Weighted
                                   Number      average   Weighted   Number    Weighted
                                 outstanding  remaining  average  Exercisable average
                                    as of    contractual exercise    as of    exercise
      Range of exercise prices   period end     life      price   period-end   price
      ------------------------   ----------- ----------- -------- ----------- --------
      $ 0.23-$ 0.37...........      2,134       6.67      $ 0.29       873     $ 0.28
        0.85-  2.25...........      2,187       7.79        2.01       594       1.98
        2.44- 10.31...........      1,283       8.01        6.81       143       3.42
              11.00 ..........      1,750       8.05       11.00        66      11.00
       12.45- 69.00...........        989       8.36       26.66       --         --
                                    -----                            -----
      $ 0.23-$69.00...........      8,343       7.66      $ 7.12     1,676     $ 1.53
                                    =====                            =====

   The Company had 3,168 stock options available for grant at December 31, 2000.

   In June 1999, the options previously granted to one employee were reduced to 2,000 from 3,500. In conjunction with this change, the vesting of the employee's remaining options was accelerated so that the options were fully vested and the options were immediately exercised at the original price of $0.23 per share.

   In accordance with the provisions of APB 25, the Company recorded deferred compensation of $5,006 for the year ended December 31, 1999 for options granted to advisors and options issued to employees with an exercise price below the estimated fair value of the common stock at the date of grant. Had compensation expense for the Company's Plan been determined based on the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under SFAS No. 123, the Company's net income would have been reduced to the supplemental unaudited pro forma amounts indicated as follows for the year ended December 31:

                                                       1998   1999      2000
                                                      ------ -------  --------
      Unaudited pro forma:
        Net income (loss) as reported................ $1,556 $(2,582) $(21,208)
        Supplemental pro forma compensation expense,
         net of tax..................................     26     184    10,550
                                                      ------ -------  --------
        Pro forma net income (loss).................. $1,530 $(2,766) $(31,758)
                                                      ====== =======  ========
        Net income (loss) per diluted share, as
         reported.................................... $ 0.08 $ (0.16) $  (0.60)
        Net income (loss) per diluted share, pro
         forma....................................... $ 0.08 $ (0.17) $  (0.89)

   Because additional stock options are expected to be granted each year and the pro forma net income (loss) includes the effect of options granted in 1998, 1999 and 2000, the above pro forma disclosures are not representative of the pro forma effects on reported financial results for future years.

   The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes options-pricing model: risk free interest rate ranging from 4.59% to 6.11%; expected option life ranging from two to six years; zero dividend yield, and expected volatility of zero prior to 2000 and 141% in 2000.

   The Company granted 1,200 and 2,400 shares of restricted stock at weighted average grant prices of $0.23 and $1.35 during the years ended December 31, 1998 and 1999, respectively.

                               LANTE CORPORATION

                     (In thousands, except per share data)


 Strategic Alliance

   In December 1999, the Company and Dell Computer Corporation ("Dell") entered into a strategic alliance. As part of the strategic alliance, Dell purchased 1,000 shares of the Company's common stock at $11.00 per share and 1,000 shares from one of the Company's stockholders and trusts for the benefit of his family at $11.00 per share. The Company and a subsidiary of Dell also entered into a master services agreement under which the subsidiary guarantees minimum annual revenues to the Company totaling $40 million over a five-year period, although the subsidiary may terminate the agreement after three years. The guaranteed revenues for the first three years are $15 million.

   Pursuant to a shareholders agreement, certain defined holders of preferred and common stock elected to purchase 310 shares of common stock from the Company at $11.00 per share in December 1999. Additionally, certain members of management elected to purchase 200 shares of common stock from the Company at $11.00 per share in December 1999.

14. Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137 which postpones the mandatory adoption of SFAS No. 133 by the Company until January 1, 2001. The Company does not anticipate that the adoption of SFAS No. 133 will have a material effect on its operating results or financial position.

15. Subsequent Events (Unaudited)

 Renewal of Bank Line of Credit

   Effective January 1, 2001, the Company renewed its bank line of credit. The financial covenant requiring capital funds greater than $7,500 was replaced with a covenant requiring that the Company hold cash investments greater than $25,000. The amended agreement matures on April 1, 2002.

 Litigation

   In January 2001, a former client initiated an arbitration proceeding against the Company, alleging that the Company had breached various contractual commitments. The claim seeks to recover $3.4 million in damages, plus unspecified lost profits. The Company intends to vigorously defend itself in the arbitration.

 Stock Option Exchange Program

   In February 2001, the Company completed an offer to its employees that allowed for the cancellation of certain stock options in exchange for a commitment to receive two replacement stock options for every three stock options tendered for cancellation. The new stock options are expected to be issued on or about August 13, 2001 with an exercise price equal to the closing price of the Company's common stock as of that date. Approximately 392 options were tendered as part of this offer; resulting in approximately 263 replacement stock options expected to be issued.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                               LANTE CORPORATION
                                 (In thousands)

                         Balance at                  Charged to               Balance at
                          Beg. of   Charged to Costs   Other                    End of
      Description          Period     and Expenses    Accounts  Deductions(a)   Period
      -----------        ---------- ---------------- ---------- ------------  ----------
1998 Allowance for
 Doubtful Accounts......    $216         $  106         --        $    (9)      $  313
1999 Allowance for
 Doubtful Accounts......     313            735         --           (152)         896
2000 Allowance for
 Doubtful Accounts......     896          2,497         --         (1,380)       2,013

- --------
(a) Accounts receivable write-offs, net of recoveries.