Form 10-Q
period 2001-03-31
LANTE CORP
filed 2001-05-15
CIK 1100370

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             --------------------


                                   Form 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: March 31, 2001

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



                             --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                              ---

     The number of shares of the registrant's Common Stock outstanding as of April 30, 2001, was 40,287,260.

===============================================================================

                               LANTE CORPORATION

                         QUARTER ENDED MARCH 31, 2001

                                     INDEX

                                                                           Page

PART I - FINANCIAL INFORMATION............................................   3
  Item 1. Financial Statements............................................   3
          Condensed Consolidated Statements of Operations for the three
             months ended March 31, 2000 and 2001.........................   3
          Condensed Consolidated Balance Sheets as of December 31, 2000
             and March 31, 2001...........................................   4
          Condensed Consolidated Statements of Cash Flows for the three
             months ended March 31, 2000 and 2001.........................   5
          Notes to Condensed Consolidated Financial Statements............   6
  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   8
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  12

PART II - OTHER INFORMATION...............................................  13
  Item 1. Legal Proceedings...............................................  13
  Item 2. Changes in Securities and Use of Proceeds.......................  13
  Item 6. Exhibits and Reports on Form 8-K................................  13

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               Lante Corporation
                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (unaudited)

                                                                        Three Months Ended
                                                                   -----------------------------
                                                                     March 31,      March 31,
                                                                       2000           2001
                                                                   ------------- ---------------
Revenues.........................................................       $17,126         $12,007
Operating expenses:
  Professional services..........................................         9,081           9,003
  Selling, general and administrative............................        10,318          10,580
   Amortization of deferred compensation.........................           649             737
  Restructuring charge...........................................            --           2,170
                                                                   ------------- ---------------
     Total operating expenses....................................        20,048          22,490
                                                                   ------------- ---------------
Loss from operations.............................................        (2,922)        (10,483)
Interest and other income, net...................................           897           1,412
                                                                   ------------- ---------------
Loss before income taxes.........................................        (2,025)         (9,071)
Income tax benefit...............................................           616           3,297
                                                                   ------------- ---------------
Net loss.........................................................        (1,409)         (5,774)
Dividends and accretion on mandatorily redeemable preferred
  stock..........................................................          (234)             --
                                                                   ------------- ---------------
Net loss available to common stockholders........................       $(1,643)        $(5,774)
                                                                   ============= ===============

Net loss per common share:
  Basic and diluted..............................................        $(0.05)         $(0.15)

Weighted average common shares outstanding:
  Basic and diluted..............................................        30,849          38,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Lante Corporation
                     Condensed Consolidated Balance Sheets
                     (In thousands, except per share data)

                                                                     December 31,     March 31,
                                                                         2000            2001
                                                                   --------------- ---------------
                                                                                      (unaudited)
                              Assets
                              ------
Current assets:
  Cash and cash equivalents......................................         $27,875         $35,512
  Short-term investments.........................................          56,031          37,654
  Trade accounts receivable (net of allowance of $2,013 and $600
   at December 31, 2000 and March 31, 2001, respectively)........          10,665           6,767
  Current deferred income taxes..................................           1,768           1,768
  Other current assets...........................................             760           1,409
                                                                   --------------- ---------------
     Total current assets........................................          97,099          83,110
Property and equipment, net......................................          13,490          13,616
Noncurrent deferred income taxes.................................          10,797          13,996
Other assets.....................................................           3,102           1,870
                                                                   --------------- ---------------
     Total assets................................................        $124,488        $112,592
                                                                   =============== ===============

               Liabilities and Stockholders' Equity
               ------------------------------------
Current liabilities:
  Accounts payable...............................................          $4,709          $3,930
  Accrued compensation and related costs.........................           5,220           5,293
  Deferred revenues..............................................           3,322             727
  Accrued restructuring costs....................................           4,695           4,558
  Current portion of note payable-redeemed shares................           3,008              --
  Other current liabilities......................................             311              95
                                                                   --------------- ---------------
     Total current liabilities...................................          21,265          14,603
Other liabilities................................................             291             327
                                                                   --------------- ---------------
     Total liabilities...........................................          21,556          14,930
                                                                   --------------- ---------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 10,000 shares authorized,
  4,243 allocated to Series A convertible preferred stock, no shares issued and outstanding as of December 31, 2000 and March
  31, 2001.......................................................              --              --
  Common stock, $0.01 par value; 150,000 authorized, 40,150
   shares issued and outstanding at December 31, 2000 and 40,278
   shares issued and outstanding at March 31, 2001...............             401             403
  Additional paid-in capital.....................................         139,940         139,920
  Retained deficit...............................................         (30,814)        (36,588)
  Deferred compensation..........................................          (3,107)         (2,542)
  Note receivable - stockholder..................................          (3,488)         (3,531)
                                                                   --------------- ---------------
     Total stockholders' equity..................................         102,932          97,662
                                                                   --------------- ---------------
     Total liabilities and stockholders' equity..................        $124,488        $112,592
                                                                   =============== ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              Lante Corporation
                Condensed Consolidated Statements Of Cash Flows
                                (In thousands)
                                  (unaudited)

                                                                         Three Months Ended
                                                                     -----------------------------
                                                                        March 31,      March 31,
                                                                          2000           2001
                                                                     -------------- --------------
Cash flows from operating activities:

  Net loss........................................................        $(1,409)       $(5,774)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization................................            457          1,026
     Deferred income taxes........................................           (616)        (3,199)
     Amortization of deferred compensation and option expense.....            649            737
     Non-cash portion of restructuring charge.....................             --            854
     Increase (decrease) in cash attributable to changes in assets and liabilities:
       Trade accounts receivable..................................         (6,200)         3,898
       Accounts payable...........................................         (1,738)          (779)
       Deferred revenues..........................................          2,592         (2,595)
       Other, net.................................................            102           (775)
                                                                    -------------- --------------
Net cash used in operating activities.............................         (6,163)        (6,607)
                                                                    -------------- --------------
Cash flows from investing activities:

     Capital expenditures.........................................         (2,321)        (1,986)
     Sale (purchase) of short-term investments....................        (12,947)        18,377
     Sale (purchase) of equity investments........................           (250)         1,023
                                                                    -------------- --------------
Net cash provided by (used in) investing activities...............        (15,518)        17,414
                                                                    -------------- --------------
Cash flows from financing activities:

     Proceeds from initial public offering of common stock, net...         83,755             --
     Proceeds from private issuance of common stock, net..........         11,000             --
     Payment of note payable - redeemed shares....................             --         (3,008)
     Other, net...................................................             21           (162)
                                                                    -------------- --------------
Net cash provided by (used in) financing activities...............         94,776         (3,170)
                                                                    -------------- --------------
Net increase in cash and cash equivalents.........................         73,095          7,637
Cash and cash equivalents, beginning of period....................         13,692         27,875
                                                                    -------------- --------------
Cash and cash equivalents, end of period..........................        $86,787        $35,512
                                                                    ============== ==============

Supplemental disclosure of cash flow information:

     Cash paid for interest.......................................            $70           $296
     Cash paid for taxes..........................................             $2             --

Supplemental disclosure of non-cash transactions:
     Conversion of Series A convertible preferred stock to common
     stock........................................................        $25,962             --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LANTE CORPORATION
             Notes To Condensed Consolidated Financial Statements
             (Dollar amounts in thousands, except per share data)
                                  (Unaudited)

1.      Basis of Presentation

        The accompanying unaudited financial statements have been prepared by Lante Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2000. The balance sheet as of December 31, 2000 was derived from audited financial statements. The accompanying unaudited financial statements reflect all adjustments (consisting solely of normal, recurring adjustments), which are in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.      Investments

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt or Equity Securities," the Company has categorized its marketable securities as "held-to-maturity." At March 31, 2001, amortized cost approximated fair value and unrealized gains and losses were not material.

3.      Business Restructuring

        In December of 2000, the Company recorded a restructuring charge of $8,100, which related to the Company's efforts to appropriately position the business given current and anticipated market conditions. These efforts were continued during the three months ended March 31, 2001, resulting in an additional restructuring charge of $2,170 being recorded. The first quarter charge consisted of $854 of non-cash property and equipment writedowns related to facility closures, $800 in space rationalization costs, $400 in severance pay and $116 in other restructuring costs. The restructuring activities during the first quarter of 2001 included terminating a total of 59 employees, 45 billable and 14 non-billable, and closing the Company's Charlotte office. The property and equipment writedowns required an evaluation of asset impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" to writedown these assets to their fair value.

          Restructuring liability activity consists of the following:
          -----------------------------------------------------------

                 Balance at January 1, 2000                              -
                 Restructuring charge                                $ 8,100
                 Leasehold improvements and equipment writedowns      (2,400)
                 Severance payments                                     (805)
                 Space rationalization payments                         (200)
                                                                     -------
                 Balance at December 31, 2000                        $ 4,695

                 Restructuring charge                                  2,170
                 Leasehold improvements and equipment writedowns        (855)
                 Severance payments                                   (1,004)
                 Space rationalization payments                         (448)
                                                                      ------
                 Balance at March 31, 2001                           $ 4,558
                                                                      ======
4.      Recent Accounting Pronouncement

        In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS 133), which, as amended, became effective for the Company on January 1, 2001. The Company had no transitional effect of adopting SFAS 133 on January 1, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis compares the three-month period ended March 31, 2001 to the corresponding period ended March 31, 2000. You should read the following discussion and analysis along with our unaudited condensed consolidated financial statements and the related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions that could cause our actual results, performance and achievements in 2001 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

Overview

        We are an Internet consulting company that develops sophisticated technology-based solutions that are secure, reliable and scalable and integrated with multiple back-end systems. We help our clients to efficiently connect and collaborate in a secure online environment with their customers, suppliers, and other business partners. Our strategists, user experience experts and technologists work as a multi-disciplinary team to build these solutions. We integrate our competencies through an iterative development process with the client that is overseen by our delivery management specialists.

        Since our inception 17 years ago, we have been innovators in applying emerging technologies to solve businesses problems, evolving from personal computer networks to database applications to distributed client-server architectures to the Internet. We began focusing on leveraging the Internet in our clients' business models in late 1996 and the majority of our revenue is now derived from related Internet services. We expect revenue from Internet services to continue to represent the majority of our revenue for the foreseeable future.

        Our revenue consist of fees generated for professional services. During the three months ended March 31, 2001, we derived a majority of our revenues from engagements on a time-and-materials basis. We obtain retainers for various of our engagements, and we also provide services on a fixed-fee basis. We may enter into further fixed-fee engagements where we believe we can adequately assess the time and expenses necessary for the engagement. However, where we cannot assess these criteria, we will seek to establish a time-and-materials engagement. A member of our senior management team must approve each proposal.

        Our client base ranges from smaller start-up ventures to larger, established companies. We perform ongoing credit evaluation of our clients and generally do not require collateral on accounts receivable. We are continuing to shift our client base toward established companies and industry-sponsored consortia, and during the first quarter of 2001, smaller, start-up ventures represented 21% of our revenues. Obtaining engagements from larger enterprises involves a more competitive bidding process and a longer sales cycle, which could continue to negatively impact our results of operations.

        Revenue from a few large clients has historically constituted a significant portion of our total revenue in a particular quarter or year. For example, during the three month period ended March 31, 2001, our five largest clients represented 74% of our revenue, with one client representing 34% of our revenue and another client representing 13% of our revenue. During the three month period ended March 31, 2000, our five largest clients represented 45% of our revenue, with one client representing 12% of our revenue and another client representing 10% of our revenue. We continue to rely heavily on a limited number of clients to generate a majority of our revenue, which magnifies collection risks and could adversely impact our results if a significant client delays or terminates an engagement with us. Our efforts to shift our client base toward larger established companies and industry-sponsored consortia has led, and may continue to lead, to an increase in our client concentration.

        Costs of professional services consist of salaries, bonuses and benefits for our billable professionals, the cost of subcontractors and other engagement costs that are not reimbursed directly by the client. We use the term "professional services margin" to mean revenue less costs of professional services, stated as a percentage of revenue. Professional services margins are affected by our ability to utilize our billable professionals, to incorporate any wage increases of our professionals into our billing rates and to price and execute effectively. Professional services margins may be reduced in any given period to the extent that we use subcontractors, utilize billable professionals at lower than expected levels or defer revenue due to uncertainty of collections. We expect that our professional services margins will vary from quarter to quarter.

        The number of our employees decreased from 476 on December 31, 2000, of which 347 were billable professionals, to 383 as of March 31, 2001, of which 272 were billable professionals. The total headcount decrease during the first quarter of 2001 was primarily due to our restructuring and voluntary attrition.

        Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for non-project personnel, facility costs, staff recruiting and training costs, depreciation and amortization, general operating expenses and selling and marketing expenses. We largely develop new business through our marketing activities and the efforts of our regional managing directors and principals. However, we have begun to expand our business development capabilities by hiring dedicated sales professionals and this mix may shift over time.

Results of Operations

        The following table presents for the periods indicated our selected condensed consolidated statement of operations data as a percentage of our revenues. We have derived these percentages from our unaudited condensed consolidated financial statements for both periods presented.

                                                             Three months ended March 31,
                                                            -----------------------------
                                                                2000            2001
                                                            -------------    ------------
        Revenues...........................................     100%           100%
        Operating expenses:
            Professional services..........................      53             75
            Selling, general and administrative............      60             88
            Amortization of deferred compensation..........       4              6
               Restructuring charge........................       -             18
                                                            -------------    ------------

        Total operating expenses...........................     117            187
                                                            -------------    ------------
        Loss from operations...............................     (17)           (87)

        Other income, net..................................       5             12
        Income tax benefit.................................       4             27
                                                            -------------    ------------
        Net loss...........................................     (8%)          (48%)
                                                            =============    ============

        Many of our smaller, start-up clients require significant additional capital and have encountered financial difficulties due to the downturn in the Internet market. This has resulted in a decreased demand for Internet services generally and also made it more difficult for us to collect certain of our accounts receivable. During the three months ended March 31, 2001, we continued our efforts to shift our client base toward larger Global 2000 companies. These larger prospective clients have longer sales and contracting cycles, and the general economic slowdown has caused many of them to cancel, reduce and/or delay many projects. In addition, the current overcapacity in the Internet services market has caused many of our competitors to lower their fees for work. These trends contributed to a decrease in our revenues and an increase in operating losses in the first quarter 2001. This may continue for the remainder of 2001 unless we obtain sufficient new business on satisfactory terms.

Comparison of Three Months Ended March 31, 2001 and 2000

Revenues

        Revenues decreased $5.1 million, or 30%, to $12.0 million in the three months ended March 31, 2001 from $17.1 million in the three months ended March 31, 2000. This decrease in revenues resulted from a general decrease in demand for Internet services and our inability to recognize revenue from a client who filed for bankruptcy during the three months ended March 31, 2001. We generated revenues from one or more projects for 34 clients in the three months ended March 31, 2001.

Operating Expenses

        Professional services

        Costs of professional services decreased $0.1 million, or 1%, to $9.0 million in the three months ended March 31, 2001 from $9.1 million in the three months ended March 31, 2000. This decrease was primarily due to a $2.0 million decrease in project-related expenses resulting from a decrease in the usage of sub-contractors, which was offset by a $1.9 million increase in billable professional costs. Professional services margin decreased to 25.0% in the three months ended March 31, 2001 from 47.0% in the three months ended March 31, 2000 as a result of a decrease in revenues and utilization. Utilization in the three months ended March 31, 2001 was 39% as compared to 78% in the three months ended March 31, 2000.

        Selling, general and administrative

        Selling, general and administrative expenses increased $0.3 million, or 2.5%, to $10.6 million in the three months ended March 31, 2001 from $10.3 million in the three months ended March 31, 2000. This increase was primarily the result of increased professional service fees related to strategic planning. The selling, general and administrative expenses reported for the three months ended March 31, 2001 do not include $0.9 million related to certain asset writedowns recorded in connection with our restructuring charge.

        Amortization of deferred compensation expense

        Amortization of deferred compensation was $0.7 million in the three months ended March 31, 2001 compared to $0.6 million in the three months ended March 31, 2000. Deferred compensation was recorded in the later part of 1999 related to certain options that were deemed granted in-the-money, a loan made to our chief executive officer that is being recorded as compensation expense, the sale of restricted shares to our chief executive officer at a price that was deemed less than our common stock's fair value, and deferred compensation related to one of our acquisitions.

        Restructuring charge

        The restructuring charge of $2.2 million in the three months ended March 31, 2001 represents a continuation of our efforts to reduce our overall cost structure. The charge consisted of $0.9 million in non-cash property and equipment writedowns related to a facility closure, $0.8 million in space rationalization costs, $0.4 million in severance pay and $0.1 million in other restructuring costs. As part of the restructuring, we closed our Charlotte office and terminated 59 employees during the three months ended March 31, 2001. We expect the restructuring to be substantially completed by the end of 2001 and to reduce operating expenses by approximately $6 million on an annualized basis compared to the expenses we would have incurred without the restructuring.

Net Loss

        Net loss for the three months ended March 31, 2001 was $5.8 million compared to a net loss of $1.6 million in the three months ended March 31, 2000. This increase in net loss was due to an operating loss of $10.5 million, offset by net interest income of $1.4 million generated by investing net proceeds from the initial public offering and an income tax benefit of $3.3 million.

Liquidity and Capital Resources

        During the three months ended March 31, 2001, we have financed our operations and investments in property and equipment primarily through existing cash and short-term investment balances.

        Cash, cash equivalents and short-term investments decreased to $73.2 million at March 31, 2001 from $83.9 million at December 31, 2000. This decrease was primarily the result of cash used for operating activities of approximately $6.6 million and for financing activities of approximately $3.2 million. Cash used for operating activities of $6.6 million was principally made up of $5.8 million in net loss for the first three months of 2001. Cash proceeds used in investing activities included $2.0 million related to capital expenditures offset by $1.0 million generated from the sale of equity investments.

      We anticipate that our capital expenditures for the remainder of 2001 will be between $2.0 million and $6.0 million, as we continue to support the infrastructure necessary to maintain our operations. We may also attempt to expand our solutions and service offerings and gain access to new markets through acquisitions, but we do not have any agreements or commitments regarding the foregoing, and we have not included any expenses related to acquisitions in our description of expected capital expenditures. We believe that the cash provided from operations and cash on hand will be sufficient to meet our anticipated working capital and capital expenditure requirements through December 31, 2001.

Outlook

        Our revenue outlook for the three months ending June 30, 2001 is uncertain. As a result of the December 2000 and first quarter 2001 restructuring, as well as other cost reduction initiatives we expect to complete in the second quarter of 2001, we believe that our expenses for the second quarter of 2001 will be less than our expenses in the first quarter of this year. However, we expect to report an operating loss for the quarter ending June 30, 2001. While we expect normal attrition to continue to reduce our billable headcount during the second quarter of 2001, we believe that such reductions will be partially offset by selective hiring to fill certain critical skill requirements including additional business development capabilities. We expect revenues to increase later in 2001, but we may also implement additional cost cutting measures designed to bring our expense structure in line with our level of business generation. These measures could materially and adversely affect our operating results and financial position.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including "may," "will," "expect," "anticipate," "believe," "intend," "could" and "estimate" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2001 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to: our ability to achieve or sustain profitability, our ability to attract new clients and obtain new and expanded assignments from existing clients; our continued work for smaller clients; demand for consulting services such as those offered by us; intense competition in the Internet professional services market; our ability to predict revenues from project-based client engagements; our ability to accurately estimate the cost, scope and duration of engagements and to collect on amounts billed for such engagements; our concentrated client base; our ability to manage expenses, quickly respond to changes in the marketplace and meet client expectations; the complexity of our engagements and our use of new technology; our ability to maintain our reputation and expand our name recognition; our ability to hire and retain senior management and other qualified personnel; our ability to effectively utilize personnel; the rate of acceptance and use of the Internet as a means for commerce; our ability to keep pace with technological changes and future regulations affecting our business; the implementation of the Internet generally; our ability to raise additional capital, and factors affecting the overall economy. For further information about these and other risks, uncertainties and factors, please review the disclosure under "Business--Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        In January 2001, we settled litigation filed against us by Pantelis Georgiadis, our former chief operating officer that was previously disclosed in our 1999 annual report on Form 10-K and quarterly reports on Form 10-Q in 2000. By agreement of the parties, the terms of the settlement are confidential. The settlement did not have a material effect on our operating results or financial position.

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

Item 2. Changes in Securities and Use of Proceeds

        On February 10, 2000 our registration statement on Form S-1 (File No. 333-92373) relating to the initial public offering of our common stock was declared effective by the SEC. After payment of underwriting discounts and expenses of approximately $8.6 million, we received net proceeds of approximately $83.4 million from the offering. We have invested the net proceeds, pending their use for working capital and general corporate purposes, in short-term, investment grade, interest-bearing securities. As of March 31, 2001, we used approximately $17.6 million of the proceeds of the initial public offering for working capital and approximately $14.0 million to purchase leasehold improvements and equipment.

Item 6.  Exhibits and Reports on Form 8-K.

        a)      We have filed the following exhibits with this quarterly report.

                Exhibit Number        Exhibit
                -------------------   -----------------------------------------
                3.3                   Amended and Restated By-laws of Lante

                10.19 Employment Agreement by and between Lante and John Corsiglia.

                10.20 Employment Agreement by and between Lante and William J. Davis, as amended.

        b)     Reports on Form 8-K.

         We did not file any Current Reports on Form 8-K during the first quarter of 2001.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LANTE CORPORATION

Date:  May 15, 2001                 By:  /s/ WILLIAM J. DAVIS
                                         ---------------------------------------
                                         William J. Davis
                                         Chief Financial Officer, (on behalf of
                                         the Registrant and as Principal
                                         Financial Officer)

                                 EXHIBIT INDEX
                                 -------------

  Exhibit Number                             Exhibit
  -------------------  --------------------------------------------------------

  3.3                  Amended and Restated By-laws of Lante

  10.19                Employment Agreement by and between Lante and John
                       Corsiglia

  10.20                Employment Agreement by and between Lante and William J.
                       Davis, as amended.