Form 10-Q
period 2001-06-30
LANTE CORP
filed 2001-08-10
CIK 1100370

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

                 For the Quarterly Period Ended: June 30, 2001

                       Commission File Number:  00-28785


                               Lante Corporation
             (Exact name of registrant as specified in its charter)


                Delaware                                   36-3322393
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


           600 West Fulton Street, Suite 400, Chicago, Illinois 60661
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code:  (312) 696-5000



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---

     The number of shares of the registrant's Common Stock outstanding as of July 31, 2001, was 40,734,511.

================================================================================

                               LANTE CORPORATION

                          QUARTER ENDED JUNE 30, 2001

                                     INDEX

                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION                                                              3

  Item 1.    Financial Statements........................................................   3
             Condensed Consolidated Statements of Operations for the three and six months
              ended June 30, 2000 and 2001...............................................   3
             Condensed Consolidated Balance Sheets as of December 31, 2000
              and June 30, 2001..........................................................   4
             Condensed Consolidated Statements of Cash Flows for the six months ended
              June 30, 2000 and 2001.....................................................   5
             Notes to Condensed Consolidated Financial Statements........................   6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations..................................................................   8

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk..................  13

PART II - OTHER INFORMATION                                                                14

  Item 1.    Legal Proceedings...........................................................  14

  Item 2.    Changes in Securities and Use of Proceeds...................................  14

  Item 4.    Submission of Matters to a Vote of Security Holders.........................  15

  Item 6.    Exhibits and Reports on Form 8-K............................................  15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               Lante Corporation
                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (unaudited)

                                                                  Three Months Ended     Six Months Ended
                                                                       June 30,              June 30,
                                                                  ------------------     ------------------
                                                                   2000       2001        2000       2001
                                                                  ------------------     ------------------
Revenue.........................................................  $23,637   $ 10,217     $40,763   $ 22,224
Operating expenses:
     Professional services......................................   12,030      7,457      21,111     16,460
     Selling, general and administrative........................   13,136      8,801      23,454     19,381
     Amortization of deferred compensation......................      685        700       1,334      1,437
     Restructuring charge.......................................       --      9,570          --     11,740
                                                                  -------   --------     -------   --------
       Total operating expenses.................................   25,851    26,528       45,899     49,018
                                                                  -------   --------     -------   --------
Loss from operations............................................   (2,214)   (16,311)     (5,136)   (26,794)

Interest and other income, net..................................    1,471        860       2,368      2,272
                                                                  -------   --------     -------   --------
Loss before income taxes........................................     (743)   (15,451)     (2,768)   (24,522)
Income tax benefit..............................................       --      5,818         616      9,115
                                                                  -------   --------     -------   --------
Net loss........................................................     (743)    (9,633)     (2,152)   (15,407)
Dividends and accretion on mandatorily redeemable preferred
 stock..........................................................       --         --        (234)        --
                                                                  -------   --------     -------   --------
Net loss available to common stockholders.......................  $  (743)  $ (9,633)    $(2,386)  $(15,407)
                                                                  =======   ========     =======   ========
Net loss per common share, basic and diluted....................   $(0.02)    $(0.25)     $(0.07)    $(0.40)
Weighted average common shares outstanding,
   basic and diluted............................................   37,016     38,704      33,939     38,569

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Lante Corporation
                     Condensed Consolidated Balance Sheets
                     (In thousands, except per share data)

                                                                                   December 31,       June 30,
                                                                                       2000             2001
                                                                                   ------------      -----------
                                                                                                     (unaudited)
                                    Assets
                                    ------
Current assets:
 Cash and cash equivalents....................................................       $ 27,875         $ 26,172
 Short-term investments.......................................................         56,031           40,728
 Trade accounts receivable (net of allowance of $2,013 and $446 at December
   31, 2000 and June 30, 2001, respectively)..................................         10,665            5,716
  Current deferred income taxes...............................................          1,768            1,768
  Other current assets........................................................            760            1,267
                                                                                     --------         --------
     Total current assets.....................................................         97,099           75,651
Property and equipment, net...................................................         13,490            8,253
Noncurrent deferred income taxes..............................................         10,797           19,815
Other assets..................................................................          3,102            1,125
                                                                                     --------         --------
     Total assets.............................................................       $124,488         $104,844
                                                                                     ========         ========
                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current liabilities:
 Accounts payable.............................................................       $  4,709         $  2,183
 Accrued compensation and related costs.......................................          5,220            4,261
 Deferred revenue.............................................................          3,322              528
 Accrued restructuring costs..................................................          4,695            8,754
 Current portion of note payable-redeemed shares..............................          3,008               --
 Other current liabilities....................................................            311               91
                                                                                     --------         --------
     Total current liabilities................................................         21,265           15,817
Other liabilities.............................................................            291              376
                                                                                     --------         --------
     Total liabilities........................................................         21,556           16,193
                                                                                     --------         --------
Commitments and contingencies                                                              --               --

Stockholders' equity:
 Preferred stock, $0.01 par value; 10,000 shares authorized, 4,243 allocated to Series A convertible preferred stock, no shares issued and outstanding
  as of December 31, 2000 and June 30, 2001...................................             --               --
 Common stock, $0.01 par value; 150,000 authorized, 40,150 shares issued and outstanding at December 31, 2000 and 40,720 shares issued and
  outstanding at June 30, 2001................................................            401              407

 Additional paid-in capital...................................................        139,940          139,860
 Retained deficit.............................................................        (30,814)         (46,221)
 Deferred compensation........................................................         (3,107)          (1,820)
 Note receivable - stockholder................................................         (3,488)          (3,575)
                                                                                     --------         --------
     Total stockholders' equity...............................................        102,932           88,651
                                                                                     --------         --------
     Total liabilities and stockholders' equity...............................       $124,488         $104,844
                                                                                     ========         ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Lante Corporation
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                     ----------------------
                                                                                       2000          2001
                                                                                     --------      --------
Cash flows from operating activities:
 Net loss.......................................................................     $ (2,152)     $(15,407)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization................................................        1,159         2,121
   Deferred income taxes........................................................         (616)       (9,018)
   Amortization of deferred compensation and option expense.....................        1,334         1,437
   Non-cash portion of restructuring charge.....................................           --         9,888
   Increase (decrease) in cash attributable to changes in assets and liabilities:
     Trade accounts receivable..................................................      (10,486)        4,949
     Accounts payable...........................................................       (1,455)       (2,526)
     Deferred revenue...........................................................        3,396        (2,794)
     Other, net.................................................................           38        (2,154)
                                                                                     --------      --------
Net cash used in operating activities...........................................       (8,782)      (13,504)
                                                                                     --------      --------
Cash flows from investing activities:
   Capital expenditures.........................................................       (5,876)       (2,024)
   Sale (purchase) of short-term investments....................................      (37,455)       15,303
   Sale (purchase) of equity investments........................................         (250)        1,394
                                                                                     --------      --------
Net cash provided by (used in) investing activities.............................      (43,581)       14,673
                                                                                     --------      --------
Cash flows from financing activities:
   Proceeds from initial public offering of common stock, net...................       83,466            --
   Proceeds from private issuance of common stock, net..........................       11,000            --
   Payment of note payable - redeemed shares....................................           --        (3,008)
   Other, net...................................................................           16           136
                                                                                     --------      --------
Net cash provided by (used in) financing activities.............................       94,482        (2,872)
                                                                                     --------      --------
Net increase (decrease) in cash and cash equivalents............................       42,119        (1,703)
Cash and cash equivalents, beginning of period..................................       13,692        27,875
                                                                                     --------      --------
Cash and cash equivalents, end of period........................................     $ 55,811      $ 26,172
                                                                                     ========      ========
Supplemental disclosure of cash flow information:
   Cash paid for interest.......................................................     $     73      $    297
   Cash paid for taxes..........................................................     $      2            --

Supplemental disclosure of non-cash transactions:
   Conversion of Series A convertible preferred stock to common stock...........     $ 25,962            --

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LANTE CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                 (In thousands)
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared by Lante Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2000. The balance sheet as of December 31, 2000 was derived from audited financial statements. The accompanying unaudited financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.   Investments

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt or Equity Securities," the Company has categorized its marketable securities as "held-to-maturity." At June 30, 2001, amortized cost approximated fair value and unrealized gains and losses were not material.

3.   Business Restructuring

     In December 2000, the Company recorded a restructuring charge of $8,100 that related to the Company's efforts to appropriately position the business given then current market conditions. These efforts were continued during the six months ended June 30, 2001, resulting in additional restructuring charges of $2,170 and $9,570 being recorded during the first and second quarters of 2001, respectively.

     The charge recorded during the three months ended June 30, 2001 consisted of $4,150 of non-cash property and equipment write-downs related to facility closures, $1,225 in severance pay and $4,195 in space rationalization and other restructuring costs. The second quarter 2001 restructuring included terminating a total of 97 employees, 66 billable and 31 non-billable. The restructuring also included the closure of the Company's Dallas and Los Angeles offices and the combination of the Company's Chicago corporate and consulting offices. The property and equipment writedowns required an evaluation of asset impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" to adjust the carrying value of these assets to their fair value.

     Restructuring liability activity consists of the following:

     Balance at January 1, 2000                                 --
     Restructuring charge                                  $ 8,100
     Leasehold improvements and equipment write-downs       (2,400)
     Severance payments                                       (805)
     Space rationalization payments                           (200)
                                                           -------

     Balance at December 31, 2000                            4,695
     Restructuring charge                                   11,740
     Leasehold improvements and equipment write-downs       (5,005)
     Severance payments                                     (1,663)
     Space rationalization payments                         (1,013)
                                                           -------
     Balance at June 30, 2001                              $ 8,754
                                                           =======

4.   Recent Accounting Pronouncement


     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets," which will become effective for the Company on January 1, 2002. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company continues to evaluate the impact of adopting the standard.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis compares the three and six month periods ended June 30, 2001 to the corresponding periods ended June 30, 2000. You should read the following discussion and analysis along with our unaudited condensed consolidated financial statements and the related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions that could cause our actual results, performance and achievements in 2001 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

     Overview

     We are an information technology consulting company that develops sophisticated technology-based business solutions for our clients. As increasing competition and shortened product life cycles drive companies to pursue increased collaboration with their customers and suppliers, more companies are turning toward Internet-based business-to-business connectivity that does more than simply match buyers and sellers. This enhanced connectivity includes linking every component of the business transaction lifecycle, ranging from product design and demand forecasting to sourcing, financing, logistics, fulfillment and customer service.

     We offer a full range of services to meet this market need. We target Global 2000 companies, particularly those within the high-tech manufacturing, insurance, real estate, chemicals and life sciences industries. We help our clients to efficiently and effectively connect and collaborate in a secure online environment with their clients, suppliers and other business partners. Using a holistic, multi-disciplinary approach, we develop web-based business solutions and enterprise technology platforms to enable partner integration. These solutions are designed to reduce operational costs, create new revenue channels and enhance partner relationships for our clients.

     Since our inception 17 years ago, we have applied proven and emerging technologies to solve business problems. We began in 1984 by linking personal computers to form local area networks in an era dominated by mainframe computers. Later, we were an early leader in client/server solutions, helping companies distribute the capabilities of their massive databases to each user. In 1996, before the Internet's widespread influence, we recognized its vast potential and refocused our efforts to leverage the web in our clients' business models. From early stage online businesses to public and private electronic markets to multi-company business connectivity and collaboration platforms, we have been a technology and business innovator.

     Our revenue consists of fees generated for professional services. We provide services on a time-and-materials basis and fixed-fee basis, including retainer arrangements. During the three and six month periods ended June 30, 2001, we derived a majority of our revenue from engagements on a time-and-materials basis. We may enter into further fixed-fee engagements where we believe we can adequately assess the time and expenses necessary for the engagement. However, where we cannot assess these criteria, we will seek to establish a time-and-materials engagement. A member of our senior management team must approve each proposal.

     Our client base ranges from smaller start-up ventures to large, established companies. We are continuing to shift our client base toward established companies and industry-sponsored consortia, and during the second quarter of 2001, smaller, start-up ventures represented only 10% of our revenue. Obtaining engagements from larger enterprises involves a more competitive bidding process and a longer sales cycle, which could continue to negatively impact our results of operations. We perform ongoing credit evaluation of our clients and generally do not require collateral on accounts receivable. We maintain allowances for potential credit losses and such losses have been within our expectations.

     Revenue from a few large clients has historically constituted a significant portion of our total revenue in a particular quarter or year. For example, during the three months ended June 30, 2001 and 2000, our five largest clients represented 81% and 44% of our revenue, respectively, with one client representing 46% of our revenue for the three month period ended June 30, 2001. During the first six months of 2001 and 2000, our five largest clients represented 72% and 29% of our revenue, respectively, with one client representing 40% of our revenue for the six months ended June 30, 2001. We continue to rely heavily on a limited number of clients to generate a majority of our revenue, which magnifies collection risks and could adversely impact our results if a significant client delays or terminates an engagement with us. Our efforts to shift our client base towards larger established companies and industry-sponsored consortia has led, and may continue to lead, to an increase in our client concentration.

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

     The number of our employees decreased from 476 on December 31, 2000, of which 347 were billable professionals, to 276 as of June 30, 2001, of which 208 were billable professionals. The total headcount decrease during the first and second quarter of 2001 was primarily due to our restructuring and voluntary attrition. We do not anticipate a significant increase in our total number of employees over the next three to six months as we continue to focus primarily on filling critical skill requirements.

     Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for non-project personnel, facility costs, staff recruiting and training costs, depreciation and amortization, general operating expenses and selling and marketing expenses. We largely develop new business through our marketing programs and the efforts of our managing directors, principals and a dedicated business development staff.

Results of Operations

     The following table presents for the periods indicated our selected condensed consolidated statement of operations data as a percentage of our revenue. We have derived these percentages from our unaudited condensed consolidated financial statements for all periods presented.

                                                 Three Months Ended            Six Months Ended
                                                      June 30,                     June 30,
                                                 ------------------            ----------------
                                                 2000          2001            2000        2001
                                                 ----          ----            ----        ----
Revenue....................................       100%          100%            100%        100%
Operating expenses:
  Professional services....................        51            73              52          74
  Selling, general and administrative......        55            86              58          87
  Amortization of deferred compensation....         3             7               3           6
  Restructuring charge.....................         -            94               -          53
                                                 ----          ----            ----        ----
Total operating expenses...................       109           260             113         220
                                                 ----          ----            ----        ----
Loss from operations.......................        (9)         (160)            (13)       (120)
Other income, net..........................         6             9               6          10
Income tax benefit.........................         -            57               2          41
                                                 ----          ----            ----        ----
Net loss...................................        (3)%         (94)%            (5)%       (69)%
                                                 ====          ====            ====        ====

     We have historically generated a substantial amount of revenue from smaller, start-up clients. Many of these clients encountered financial difficulties due to the downturn in the Internet market and the general economy. This has resulted in a decreased demand for Internet services and also made it more difficult for us to collect certain of our accounts receivable. Since last year, we have been shifting our client base toward larger Global 2000 companies. Unfortunately, these larger prospective clients have longer sales and contracting cycles, and the general economic slowdown has caused many of them to cancel, reduce and/or delay many projects. In addition, the current overcapacity in the Internet services market has caused many of our competitors to lower their fees for services. All of these factors contributed to a decrease in our revenue and an increase in operating losses in the first two quarters of 2001. This may continue for the remainder of 2001 unless we obtain sufficient new business on satisfactory terms.

Comparison of Three and Six Months Ended June 30, 2001 and 2000

Revenue

     Revenue decreased $13.4 million, or 57%, to $10.2 million in the three months ended June 30, 2001 from $23.6 million in the comparable prior year period. For the six months ended June 30, 2001, revenue decreased $18.5 million, or 45%, to $22.2 million from $40.8 million in the six months ended June 30, 2000. These decreases in revenue primarily resulted from a general decrease in demand for Internet consulting services. We generated revenue from one or more projects for 23 and 39 clients in the three and six months ended June 30, 2001, respectively, as compared to revenue from one or more projects for 45 and 57 clients in the comparable prior year periods.

Operating Expenses

     Professional services

     Costs of professional services decreased $4.6 million, or 38%, in the three months ended June 30, 2001 and $4.7 million, or 22%, for the first six months of 2001 when compared to the comparable prior year periods. These decreases were due to a $2.7 million decrease in project-related expenses combined with a $1.9 million decrease in billable professional costs. The decrease in project-related expense consisted mainly of a reduction in the use of subcontractors. Professional services margin decreased to 27.0% in the three months ended June 30, 2001 from 49.1% in the comparable prior year period as a result of a decrease in revenue and the lower utilization of our billable professionals. For the six months ended June 30, 2001, our professional services margin decreased to 25.9% from 48.2% in the comparable prior year period. Utilization in the three months ended June 30, 2001 was 40.5% as compared to 69.0% in the three months ended June 30, 2000. For the six months ended June 30, 2001, utilization decreased to 39.5% from 73.2% in the comparable prior year period.

     Selling, general and administrative

     Selling, general and administrative expenses decreased $4.3 million, or 33%, for the three months ended June 30, 2001 from $13.1 million in the comparable prior year period. For the six months ended June 30, 2001, selling, general and administrative expenses decreased $4.1 million, or 17%, from $23.5 million for the comparable period of the prior year. These decreases were primarily the result of a decrease in non-billable headcount combined with a reduction in recruiting and marketing initiatives. The selling, general and administrative expenses reported for the three and six months ended June 30, 2001 do not include $4.2 million related to certain asset write-downs recorded in connection with our restructuring charges and other related costs during the periods.

     Amortization of deferred compensation expense

     Amortization of deferred compensation remained relatively flat during the three and six months ended June 30, 2000 and 2001. Deferred compensation was recorded in the latter part of 1999 in connection with certain options that were deemed granted in-the-money, a loan made to our chief executive officer that is being recorded as compensation expense, the sale of restricted shares to our chief executive officer at a price that was deemed less than our common stock's fair value, and deferred compensation related to one of our acquisitions.

     Restructuring charge

     The restructuring charges of $9.6 million and $11.7 million in the three and six months ended June 30, 2001, respectively, represent a continuation of our efforts to reduce our overall cost structure. The $9.6 million charge for the three months ended June 30, 2001 consisted of $4.2 million in non-cash property and equipment write-downs related to facility closures, $1.2 million in severance pay and $4.2 million in space rationalization and other restructuring costs. As part of the restructuring during the three months ended June 30, 2001, we closed our Dallas and Los Angeles offices, consolidated our Chicago corporate and consulting offices and terminated 97 employees.

Net Loss

     Net loss for the first six months of 2001 was $15.4 million as compared to a net loss of $2.2 million for the first six months of 2000. Net loss for the second quarter of 2001 was $9.6 million compared to $0.7 million in the second quarter of 2000. The second quarter increase in net loss was due to an operating loss of $16.3 million, offset by net interest income of $0.9 million generated by investing net proceeds from the initial public offering and an income tax benefit of $5.8 million. The net loss increase for the six months ended June 30, 2001 was due to an operating loss of $26.8 million, offset by net interest income of $2.3 million and an income tax benefit of $9.1 million.

Liquidity and Capital Resources

     During the six months ended June 30, 2001, we financed our operations and investments in property and equipment primarily through existing cash and short-term investment balances.

     Cash, cash equivalents and short-term investments decreased to $66.9 million at June 30, 2001 from $83.9 million at December 31, 2000. This decrease was primarily the result of cash used for operating activities of approximately $13.5 million and for financing activities of approximately $2.9 million. Cash used for operating activities was principally made up of a $15.4 million net loss for the first six months of 2001. Cash proceeds used in investing activities included $2.0 million related to capital expenditures offset by $1.4 million generated from the sale of certain equity investments.

     We anticipate that our capital expenditures for the remainder of 2001 will be between $1.0 million and $3.0 million, as we continue to support the infrastructure necessary to maintain our operations. We may also attempt to expand our solutions and service offerings and gain access to new markets through acquisitions, but we do not have any agreements or commitments regarding the foregoing and have not included any expenses related to acquisitions in our description of expected capital expenditures. We believe that the cash provided from operations and cash on hand will be sufficient to meet our anticipated working capital and capital expenditure requirements through December 31, 2001.

Outlook

     As a result of the restructuring efforts to date and other cost reduction initiatives completed in the third quarter of 2001, we expect our expenses for the third quarter of 2001 to be below $14 million. However, we expect to report an operating loss for the quarter ending September 30, 2001. While we expect normal attrition to continue to reduce our billable headcount during the third quarter of 2001, we believe that such reductions will be partially offset by selective hiring to fill certain critical skill requirements.

Cautionary Note Regarding Forward-Looking Statements

     This quarterly report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including "may," "will," "expect," "anticipate," "believe," "intend," "could" and "estimate" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2001 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to: our ability to achieve or sustain profitability; our ability to attract new clients and obtain new and expanded assignments from existing clients; our continued work for smaller clients; demand for consulting services such as those offered by us; intense competition in the Internet professional services market; our ability to predict revenue from project-based client engagements; our ability to accurately estimate the cost, scope and duration of engagements and to collect on amounts billed for such engagements; our concentrated client base; our ability to manage expenses, quickly respond to changes in the marketplace and meet client expectations; the complexity of our engagements and our use of new technology; our ability to maintain our reputation and expand our name recognition; our ability to hire and retain senior management and other qualified personnel; our ability to effectively utilize personnel; the rate of acceptance and use of the Internet as a means for commerce; our ability to keep pace with technological changes and future regulations affecting our business; the implementation of the Internet generally; our ability to raise additional capital; our ability to maintain our Nasdaq listing; and factors affecting the overall economy. For further information about these and other risks, uncertainties and factors, please review the disclosure under "Business--Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

     You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements or risk factors, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.


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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     As previously disclosed in periodic reports that we have filed with the SEC pursuant to the Securities Exchange Act of 1934, in January 2001 a former client initiated an arbitration proceeding against us, alleging that we had breached various contractual commitments. The claim seeks to recover $3.4 million in damages, plus unspecified lost profits. We have submitted a counterclaim against this former client and intend to vigorously defend ourselves in this arbitration.

     On or about August 3, 2001, a class action lawsuit was filed in the United States District Court, Southern District of New York, against us, certain of our present and former officers and directors and Credit Suisse First Boston Corp., Deutsche Bank Securities, Inc. and Thomas Weisel Partners, LLC, the managing underwriters of our February 2000 initial public offering. The complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. We believe that we have various meritorious defenses to the claim and will defend ourselves accordingly.

     From time to time, we may also be involved in litigation incidental to the ordinary course conduct of our business.

Item 2.  Changes in Securities and Use of Proceeds

     On February 10, 2000, our registration statement on Form S-1 (File No. 333-92373) relating to the initial public offering of our common stock was declared effective by the SEC. After payment of underwriting discounts and expenses of approximately $8.6 million, we received net proceeds of approximately $83.4 million from the offering. We have invested the net proceeds, pending its use for working capital and general corporate purposes, in short-term, investment grade, interest-bearing securities. As of June 30, 2001, we used approximately $24.0 million of the proceeds of the initial public offering for working capital and approximately $14.0 million to purchase leasehold improvements and equipment.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 24, 2001, we conducted our annual meeting of stockholders. Stockholders representing 34,588,678 shares of common stock were present in person or were represented at the meeting by proxy.

At the meeting, holders of common stock voted as indicated below to elect the following individuals to our Board of Directors for a three year term:


                              Authority    Broker
  Director         For        Withheld    Non-Votes
  --------         ---        --------    ---------

Paul Carbery    34,485,654     103,024        N/A

John Kraft      34,485,454     103,224        N/A

John Oltman     34,485,454     103,224        N/A

Stockholders also voted as indicated below to approve the adoption of the Lante Corporation 2001 Stock Incentive Plan.


   For        Against    Abstentions    Broker Non-Votes
   ---        -------    -----------    ----------------
29,619,769    521,862      75,368          4,371,679

Item 6.  Exhibits and Reports on Form 8-K.

     a)  We have filed the following exhibit with this quarterly report.

          Exhibit Number        Exhibit
          --------------        ----------------------------------------------
          10.1                  First Amendment to Employment, Confidentiality
                                and Non-Compete Agreement dated as of June 1,
                                2001 between Mark Tebbe and the Company.

     b)  Reports on Form 8-K.

     We did not file any Current Reports on Form 8-K during the second quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              LANTE CORPORATION



Date: August 9, 2001          By: /s/ WILLIAM J. DAVIS
                                  --------------------
                                  William J. Davis
                                  Chief Financial Officer (on behalf of the
                                  Registrant and as Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number                                Exhibit
--------------     -------------------------------------------------------------
10.1               First Amendment to Employment, Confidentiality and Non-
                   Compete Agreement dated as of June 1, 2001 between Mark Tebbe and the Company.