Form 10-Q
period 2001-09-30
LANTE CORP
filed 2001-11-14
CIK 1100370

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           _________________________

                                   Form 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2001

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

                           _________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

     The number of shares of the registrant's Common Stock outstanding as of October 31, 2001 was 40,747,041.

================================================================================

                               LANTE CORPORATION

                        QUARTER ENDED SEPTEMBER 30, 2001

                                     INDEX


                                                                                           Page
                                                                                           ----

PART I - FINANCIAL INFORMATION............................................................   3

  Item 1.    Financial Statements.........................................................   3
             Condensed Consolidated Statements of Operations for the three and nine months
               ended September 30, 2000 and 2001..........................................   3
             Condensed Consolidated Balance Sheets as of December 31, 2000 and
               September 30, 2001.........................................................   4
             Condensed Consolidated Statements of Cash Flows for the nine months ended
               September 30, 2000 and 2001................................................   5
             Notes to Condensed Consolidated Financial Statements.........................   6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
               Operations.................................................................   8

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................  13


PART II - OTHER INFORMATION...............................................................  14

  Item 1.    Legal Proceedings............................................................  14

  Item 2.    Changes in Securities and Use of Proceeds....................................  14

  Item 6.    Exhibits and Reports on Form 8-K.............................................  15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                               Lante Corporation
                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (unaudited)

                                                  Three Months Ended                 Nine Months Ended
                                                     September 30,                     September 30,
                                                -----------------------         --------------------------
                                                   2000          2001              2000             2001
                                                 -------       -------           --------         --------
Revenue.......................................   $20,322       $10,395           $ 61,085         $ 32,619

Operating expenses:
  Professional services.......................    12,032         6,492             33,143           22,952
  Selling, general and administrative.........    16,384         6,406             39,838           25,787
  Amortization of deferred compensation.......       614           682              1,948            2,119
  Restructuring charge........................        --            --                 --           11,740
                                                 -------       -------           --------         --------
    Total operating expenses..................    29,030        13,580             74,929           62,598
                                                 -------       -------           --------         --------

Loss from operations..........................    (8,708)       (3,185)           (13,844)         (29,979)

Interest and other income, net................     1,462           699              3,830            2,971
                                                 -------       -------           --------         --------

Loss before income taxes......................    (7,246)       (2,486)           (10,014)         (27,008)

Income tax benefit............................     2,102           875              2,718            9,990
                                                 -------       -------           --------         --------

Net loss......................................    (5,144)       (1,611)            (7,296)         (17,018)

Dividends and accretion on mandatorily
 redeemable preferred stock...................        --            --               (234)              --
                                                 -------       -------           --------         --------

Net loss available to common stockholders.....   $(5,144)      $(1,611)          $ (7,530)        $(17,018)
                                                 =======       =======           ========         ========

Net loss per common share, basic and diluted..   $ (0.14)      $ (0.04)          $  (0.21)        $  (0.44)

Weighted average common shares outstanding,
 basic and diluted............................    37,374        39,258             36,073           38,798

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Lante Corporation
                     Condensed Consolidated Balance Sheets
                     (In thousands, except per share data)

                                                                       December 31,           September 30,
                                                                           2000                   2001
                                                                       -----------            ------------
                                                                                               (unaudited)
                                     Assets
                                     ------
Current assets:
  Cash and cash equivalents....................................         $  27,875               $  36,293
  Short-term investments.......................................            56,031                  28,149
  Trade accounts receivable (net of allowance of $2,013
    and $423 at December 31, 2000 and September 30, 2001,
    respectively)..............................................            10,665                   7,216
  Current deferred income taxes................................             1,768                   1,768
  Other current assets.........................................               760                   1,500
                                                                        ---------               ---------
     Total current assets......................................            97,099                  74,926
Property and equipment, net....................................            13,490                   7,001
Noncurrent deferred income taxes...............................            10,797                  20,690
Other assets...................................................             3,102                     780
                                                                        ---------               ---------
     Total assets..............................................         $ 124,488               $ 103,397
                                                                        =========               =========


                    Liabilities and Stockholders' Equity
                    ------------------------------------
Current liabilities:
  Accounts payable.............................................         $   4,709               $   4,003
  Accrued compensation and related costs.......................             5,220                   4,563
  Deferred revenue.............................................             3,322                     430
  Accrued restructuring costs..................................             4,695                   6,483
  Current portion of note payable-redeemed shares..............             3,008                      --
  Other current liabilities....................................               311                      95
                                                                        ---------               ---------
     Total current liabilities.................................            21,265                  15,574
Other liabilities..............................................               291                     408
                                                                        ---------               ---------
     Total liabilities.........................................            21,556                  15,982
                                                                        ---------               ---------

Commitments and contingencies                                                  --                      --

Stockholders' equity:
  Preferred stock, $0.01 par value; 10,000 shares authorized,
    4,243 allocated to Series A convertible preferred stock,
    no shares issued and outstanding as of December 31,
    2000 and September 30, 2001................................                --                      --
  Common stock, $0.01 par value; 150,000 shares authorized,
    40,150 shares issued and outstanding at December 31, 2000
    and 40,716 shares issued and outstanding at September 30,
    2001.......................................................               401                     407
  Additional paid-in capital...................................           139,940                 139,970
  Retained deficit.............................................           (30,814)                (47,832)
  Deferred compensation........................................            (3,107)                 (1,512)
  Note receivable - stockholder................................            (3,488)                 (3,618)
                                                                        ---------               ---------
     Total stockholders' equity................................           102,932                  87,415
                                                                        ---------               ---------
     Total liabilities and stockholders' equity................         $ 124,488               $ 103,397
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

                               Lante Corporation
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                         -------------------------------
                                                                            2000                   2001
                                                                         --------               --------
Cash flows from operating activities:
  Net loss.....................................................          $ (7,296)              $(17,018)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization..............................             2,043                  3,033
    Deferred income taxes......................................            (2,718)                (9,990)
    Amortization of deferred compensation and option expense...             1,948                  2,119
    Non-cash portion of restructuring charge...................                --                  5,004
    Increase (decrease) in cash attributable to changes
      in assets and liabilities:
      Trade accounts receivable................................            (7,840)                 3,449
      Accounts payable.........................................               636                   (700)
      Deferred revenue.........................................             3,459                 (2,892)
      Other, net...............................................               446                  1,199
                                                                         --------               --------
Net cash used in operating activities..........................            (9,322)               (15,796)
                                                                         --------               --------

Cash flows from investing activities:
    Capital expenditures.......................................            (9,180)                (2,198)
    Sale (purchase) of short-term investments..................           (40,538)                27,882
    Sale (purchase) of equity investments......................              (250)                 1,394
                                                                         --------               --------
Net cash provided by (used in) investing activities............           (49,968)                27,078
                                                                         --------               --------

Cash flows from financing activities:
    Proceeds from initial public offering of common stock, net.            83,379                     --
    Proceeds from private issuance of common stock, net........            11,000                     --
    Payment of note payable - redeemed shares..................                --                 (3,008)
    Other, net.................................................                55                    144
                                                                         --------               --------
Net cash provided by (used in) financing activities............            94,434                 (2,864)
                                                                         --------               --------
Net increase in cash and cash equivalents......................            35,144                  8,418
Cash and cash equivalents, beginning of period.................            13,692                 27,875
                                                                         --------               --------
Cash and cash equivalents, end of period.......................          $ 48,836               $ 36,293
                                                                         ========               ========

Supplemental disclosure of cash flow information:
    Cash paid for interest.....................................          $     74               $    297
    Cash paid for taxes........................................          $      2               $      8

Supplemental disclosure of non-cash transactions:
    Conversion of Series A convertible preferred
      stock to common stock....................................          $ 25,962                     --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               LANTE CORPORATION
             Notes To Condensed Consolidated Financial Statements
                                (In thousands)
                                  (Unaudited)

1. Basis of Presentation

     The accompanying unaudited financial statements have been prepared by Lante Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2000. The balance sheet as of December 31, 2000 was derived from audited financial statements. The accompanying unaudited financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2. Investments

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt or Equity Securities," the Company has categorized its marketable securities as "held-to-maturity." At September 30, 2001, amortized cost approximated fair value and unrealized gains and losses were not material.

3. Business Restructuring

     In December 2000, the Company recorded a restructuring charge of $8,100 that related to the Company's efforts to appropriately position the business given then current market conditions. These efforts were continued during the nine months ended September 30, 2001, resulting in additional restructuring charges of $2,170 and $9,570 being recorded during the first and second quarters of 2001, respectively.

          Restructuring liability activity consists of the following:
          -----------------------------------------------------------

               Balance at December 31, 2000                        $ 4,695

               Restructuring charges                                11,740
               Leasehold improvements and equipment write-downs     (5,702)
               Severance payments                                   (2,204)
               Space rationalization payments                       (2,046)
                                                                   -------


               Balance at September 30, 2001                       $ 6,483
                                                                   =======

4. Recent Accounting Pronouncement

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets," which will become effective for the Company on January 1, 2002. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company does not believe that the adoption of this standard will have a material impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis compares the three and nine month periods ended September 30, 2001 to the corresponding periods ended September 30, 2000. You should read the following discussion and analysis along with our unaudited condensed consolidated financial statements and the related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions that could cause our actual results, performance and achievements in 2001 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

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

     We offer a full range of services to meet this market need by helping our clients efficiently and effectively connect and collaborate in a secure online environment with their clients, suppliers and other business partners. Using a holistic, multi-disciplinary approach, we develop web-based business solutions and enterprise technology platforms to enable partner integration. These solutions are designed to reduce operational costs, create new revenue channels and enhance partner relationships for our clients.

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

     Our revenue consists of fees generated for professional services. We provide services on a time-and-materials basis and fixed-fee basis, including retainer arrangements. During the three and nine month periods ended
September 30, 2001, we derived substantially all of our revenue from engagements on a time-and-materials basis. We may enter into fixed-fee engagements where we believe we can adequately assess the time and expenses necessary for the engagement. However, where we cannot assess these criteria, we will seek to establish a time-and-materials engagement.

     Over the past several quarters, we have shifted our client base toward established companies and industry-sponsored consortia, and during the third quarter of 2001, virtually none of our revenue was generated from smaller start-up ventures. Obtaining engagements from larger enterprises involves a more competitive bidding process and a longer sales cycle, which could continue to negatively impact our results of operations. We maintain allowances for potential credit losses and such losses have been within our expectations.

     Revenue from a few large clients has historically constituted a significant portion of our total revenue in a particular quarter or year. Revenue from our five largest clients increased from 40% to 90% of our revenue for the three months ended September 30, 2000 and 2001, respectively, and from 31% to 73% for the nine months ended September 30, 2000 and 2001, respectively. During the three and nine month periods ended September 30, 2001, one client represented 44% and 41% of our revenue, respectively, while no one client individually represented greater than 10% of our revenue during the comparable periods of 2000. We continue to rely heavily on a limited number of clients to generate a majority of our revenue, which magnifies collection risks and could adversely impact our results if a significant client delays or terminates an engagement with us. Costs of professional services consist of salaries, bonuses and benefits for our billable professionals, the cost of subcontractors and other engagement costs that are not reimbursed directly by the client. We use the term "professional services margin" to mean revenue less costs of professional services, stated as a percentage of revenue. Professional services margins are affected by our ability to utilize our billable professionals, maintain our billing rates and to price and execute effectively. Professional services margins may be reduced in any given period to the extent that we use subcontractors, utilize billable professionals at lower than expected levels or defer revenue due to uncertainty of collections. We expect that our professional services margins will vary from quarter to quarter.

     The number of our employees decreased from 476 on December 31, 2000, of which 347 were billable professionals, to 256 as of September 30, 2001, of which 193 were billable professionals. The total headcount decrease during the first three quarters of 2001 was primarily due to our restructuring efforts and voluntary attrition. We anticipate that our total number of employees over the next three to six months will decrease as we continue to balance the demand for our services with our available resources.

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

                                                      Three Months Ended         Nine Months Ended
                                                        September 30,              September 30,
                                                      ------------------         -----------------
                                                      2000          2001         2000         2001
                                                      ----          ----         ----         ----
Revenue.........................................       100%          100%         100%         100%

Operating expenses:
  Professional services.........................        59            62           54           70
  Selling, general and administrative...........        81            62           66           79
  Amortization of deferred compensation.........         3             7            3            7
  Restructuring charge..........................         -             -            -           36
                                                      ----          ----         ----         ----

Total operating  expenses.......................       143           131          123          192
                                                      ----          ----         ----         ----

Loss from operations............................       (43)          (31)         (23)         (92)
Other income, net...............................         7             7            6            9
Income tax benefit..............................        11             9            5           31
                                                      ----          ----         ----         ----
Net loss........................................       (25)%         (15)%        (12)%        (52)%
                                                      ====          ====         ====         ====

     We historically generated a substantial amount of revenue from smaller start-up clients. Many of these clients have encountered financial difficulties due to the downturn in the Internet market and the general economy. This has resulted in a decreased demand for Internet consulting services. Therefore, since last year we have been shifting our client base toward larger Global 2000 companies. Unfortunately, these larger prospective clients have longer sales and contracting cycles, and the general economic slowdown has also caused many of them to cancel, reduce and/or delay many projects. In addition, the current overcapacity in the Internet consulting services market has caused many of our competitors to lower their fees for services. All of these factors contributed to a decrease in our revenue in the first nine months of 2001 when compared to the same period in 2000. Revenue may continue to decline in the fourth quarter of 2001 and into 2002 unless we obtain sufficient new business on satisfactory terms. The events of September 11, 2001 have created further uncertainty about the future demand for Internet consulting services.

Comparison of Three and Nine Months Ended September 30, 2001 and 2000

Revenue

     Revenue decreased $9.9 million, or 49%, to $10.4 million in the three months ended September 30, 2001 from $20.3 million in the comparable prior year period. During the nine months ended September 30, 2001, revenue decreased $28.5 million, or 47%, to $32.6 million from $61.1 million in the comparable prior year period. These decreases in revenue primarily resulted from a general decrease in demand for Internet consulting services. We generated revenue from one or more projects for 19 and 42 clients in the three and nine months ended September 30, 2001, respectively, as compared to revenue from one or more projects for 44 and 77 clients in the comparable prior year periods, respectively.

Operating Expenses

     Professional services

     Costs of professional services decreased $5.5 million, or 46%, to $6.5 million in the three months ended September 30, 2001 from $12.0 million in the comparable prior year period. For the nine months ended September 30, 2001, costs of professional services decreased $10.2 million, or 31%, to $22.9 million for the first nine months of 2001 from $33.1 million in the comparable prior year period. These decreases were due to reductions in the number of billable professionals and a reduction in the use of subcontractors. The number of billable professionals decreased from 417 as of September 30, 2000 to 193 as of September 30, 2001. Professional services margin decreased to 38% and 30% in the three and nine months ended September 30, 2001, respectively, from 41% and 46% in the three and nine months ended September 30, 2000, respectively. The decrease in the professional service margin represents a decrease in our realized hourly rate and an increase in our cost per billable professional. Utilization in the three and nine months ended September 30, 2001 was 57% and 44%, respectively, as compared to 45% and 61% in the three and nine months ended September 30, 2000, respectively.

     Selling, general and administrative

     Selling, general and administrative expenses decreased $10.0 million, or 61%, for the three months ended September 30, 2001 from $16.4 million in the comparable prior year period. For the nine months ended September 30, 2001, selling, general and administrative expenses decreased $14.1 million, or 35%, from $39.8 million for the comparable period of the prior year. These decreases were primarily the result of the restructuring activities completed during the fourth quarter of 2000 and the first and second quarters of 2001. The number of non-billable professionals decreased from 198 as of September 30, 2000 to 63 as of September 30, 2001. The selling, general and administrative expenses for the three and nine months ended September 30, 2001 do not include any restructuring related costs during the periods or charges related to certain asset write-downs recorded in connection with our restructuring activities.

     Amortization of deferred compensation expense

     Amortization of deferred compensation remained relatively flat during the three and nine months ended September 30, 2000 and 2001. Deferred compensation was recorded in 1999 in connection with certain options that were deemed granted in-the-money, a loan made to our chief executive officer that is being recorded as compensation expense, the sale of restricted shares to our chief executive officer at a price that was deemed less than our common stock's fair value, and deferred compensation related to one of our acquisitions.

     Restructuring charge

     The restructuring charge of $11.7 million in the nine months ended September 30, 2001, represents a continuation of our efforts to reduce our overall cost structure. The charge for the nine months ended September 30, 2001 consisted of non-cash property and equipment write-downs related to facility closures, severance payments, space rationalization and other restructuring costs.

Net Loss

     Net loss for the third quarter of 2001 was $1.6 million compared to $5.1 million in the third quarter of 2000. Net loss for the first nine months of 2001 was $17.0 million as compared to a net loss of $7.3 million for the first nine months of 2000. The third quarter 2001 net loss was due to an operating loss of $3.2 million, offset by net interest income of $0.7 million generated by investing net proceeds from the initial public offering and an income tax benefit of $0.9 million. The net loss for the nine months ended September 30, 2001 was due to an operating loss of $30.0 million, offset by net interest income of $3.0 million and an income tax benefit of $10.0 million.

Liquidity and Capital Resources

     During the nine months ended September 30, 2001, we financed our operations and investments in property and equipment primarily through existing cash and short-term investment balances.

     Cash, cash equivalents and short-term investments decreased to $64.4 million at September 30, 2001 from $83.9 million at December 31, 2000. This decrease was primarily the result of cash used for operating activities of approximately $15.8 million and for investing and financing activities of approximately $3.7 million. Cash used for operating activities was principally made up of a $17.0 million net loss for the first nine months of 2001. Cash used for investing and financing activities included $3.0 million related to the payment of a shareholder note payable and $2.2 million related to capital expenditures. Such amounts were offset by $1.4 million generated from the sale of certain equity investments.

     We anticipate that our capital expenditures for the remainder of 2001 will be less than $1.0 million, as we continue to support the infrastructure necessary to maintain our operations. We may also attempt to expand our solutions and service offerings and gain access to new markets or clients through acquisitions. We believe that the cash provided from operations and cash on hand will be sufficient to meet our anticipated working capital and capital expenditure requirements through December 31, 2002.

Outlook

     Revenue for the fourth quarter of 2001 is expected to be lower than the third quarter primarily due to completion of certain engagements with key clients, further softening in the economy, in part due to the events of September 11, 2001, and the seasonality associated with the fourth quarter. As a result of the restructuring efforts to date and other cost reduction initiatives, which we expect to be completed in the fourth quarter of 2001, we expect our expenses for the fourth quarter of 2001 to be below $11.0 million. However, we expect to report an operating loss for the quarter ending December 31, 2001. While we expect normal attrition to continue to reduce our billable headcount during the fourth quarter of 2001, we believe that such reductions will be partially offset by selective hiring to fill certain critical skill requirements.

Recent Developments

     On August 13, 2001, we received notice from Nasdaq that the closing bid price of our common stock had been less than $1.00 for thirty consecutive trading days. Although issuers are generally required to maintain a minimum bid price of $1.00 to continue their Nasdaq listing, on September 27, 2001, Nasdaq announced an across the board moratorium on enforcing its minimum bid and public float requirements. The moratorium is scheduled to continue through January 1, 2002.

     Due to increasing demands on his time, John Oltman resigned as our Vice Chairman in November 2001. Mr. Oltman will be continuing as a member of our Board of Directors, but the Board has not yet determined whether a successor will be appointed as Vice Chairman.

     In December 1999, we entered into a master services agreement with Dell Products L.P. Among other matters, that agreement requires Dell to provide us with $5.0 million of revenue during the twelve months ending December 2001 and $7.0 million of revenue during the twelve months ending December 2002. As of October 31, 2001, Dell has satisfied approximately $1.0 million of its 2001 commitment. Dell is aware of the current shortfall, and we have initiated discussions with them regarding the fulfillment of their contractual commitments. We cannot predict the outcome of those discussions at this time.

Cautionary Note Regarding Forward-Looking Statements

     This quarterly report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as "may," "will," "expect," "anticipate," "believe," "intend," "could" and "estimate" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in the remainder of 2001 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: our ability to achieve or sustain profitability; our ability to attract new clients and obtain new and expanded assignments from existing clients; our concentrated client base; demand for consulting services such as those offered by us; intense competition in the Internet professional services market; our ability to predict revenue from project-based client engagements; our ability to accurately estimate the cost, scope and duration of engagements and to collect on amounts billed for such engagements; our ability to manage expenses, quickly respond to changes in the marketplace and meet client expectations; the complexity of our engagements and our use of new technology; our ability to maintain our reputation and expand our name recognition; our ability to hire and retain senior management and other qualified personnel; our ability to effectively utilize personnel; the rate of acceptance and use of the Internet as a means for commerce; our ability to keep pace with technological changes and future regulations affecting our business; the implementation of the Internet generally; our ability to raise additional capital when needed; our ability to maintain our Nasdaq listing and factors affecting the overall economy. For further information about these and other risks, uncertainties and factors, please review the disclosure included under "Business--Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The following developments have occurred with respect to matters previously reported in our Annual Report on Form 10-K for the year ended December 31, 2000, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001:

     In October 2001, we settled arbitration initiated by a former client. By agreement of the parties, the terms of the settlement are confidential, but the settlement did not have a material effect on our operating results or financial position.

     On or about August 3, 2001, a class action lawsuit was filed in the United States District Court, Southern District of New York, against us, certain of our present and former officers and directors and Credit Suisse First Boston Corp., Deutsche Bank Securities, Inc. and Thomas Weisel Partners, LLC, the managing underwriters of our February 2000 initial public offering. The complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. We believe that we have various meritorious defenses to the claim and will defend ourselves accordingly. The purported class action securities complaint has been coordinated with various other complaints for pre-trial purposes before one judge in the U.S. District Court for the Southern District of New York. We have also been contacted by the staff of the Securities and Exchange Commission indicating that the SEC is conducting an investigation generally into the facts and circumstances underlying the purported class action complaint and similar complaints filed against other companies.

     From time to time, we may also be involved in litigation incidental to the ordinary course conduct of our business.

Item 2.  Changes in Securities and Use of Proceeds

     On February 10, 2000, our registration statement on Form S-1 (File No. 333-92373) relating to the initial public offering of our common stock was declared effective by the SEC. After payment of underwriting discounts and expenses of approximately $8.6 million, we received net proceeds of approximately $83.4 million from the offering. We have invested the net proceeds, pending its use for working capital and general corporate purposes, in short-term, investment grade, interest-bearing securities. As of September 30, 2001, we used approximately $24.0 million of the proceeds of the initial public offering for working capital and approximately $14.0 million to purchase leasehold improvements and equipment.

Item 6.    Exhibits and Reports on Form 8-K.

     a)    We have filed the following exhibit with this quarterly report.

           Exhibit Number   Exhibit
           --------------   -------

           10.1 Amended and restated Employment Agreement dated as of August 13, 2001 between William J. Davis and the Company.

           10.2 Second amended and restated Employment Agreement dated as of August 13, 2001 between Thaddeus J. Malik and the Company.

           10.3 Amended and restated Employment Agreement dated as of August 13, 2001 between Marvin Richardson and the Company.

     b)    Reports on Form 8-K.

     We did not file any Current Reports on Form 8-K during the third quarter of 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LANTE CORPORATION




Date: November 14, 2001             By: /s/ WILLIAM J. DAVIS
                                        -------------------------------------
                                    William J. Davis
                                    Chief Financial Officer
                                    (on behalf of the Registrant and as
                                    Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number   Exhibit
--------------   ----------------------------------------------------------------

10.1             Amended and restated Employment Agreement dated as of August 13,
                 2001 between William J. Davis and the Company.

10.2 Second amended and restated Employment Agreement dated as of August 13, 2001 between Thaddeus J. Malik and the Company.

10.3             Amended and restated Employment Agreement dated as of August 13,
                 2001 between Marvin Richardson and the Company.
