Form 10-K405
period 2001-12-31
LANTE CORP
filed 2002-04-01
CIK 1100370

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                        Commission File Number 00-28785

                               LANTE CORPORATION
            (Exact name of registrant as specified in its charter)

                      Delaware                 36-3322393
                   (State or other
                   jurisdiction of
                  incorporation or          (I.R.S. Employer
                    organization)          Identification No.)

                            600 West Fulton Street,
                      Suite 400, Chicago, Illinois 60661
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (312) 696-5000

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share

                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes ____   No [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's Common Stock on March 15, 2002, was $14,315,904.

   The number of shares of the registrant's Common Stock outstanding as of March 15, 2002 was 36,844,579.

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 23, 2002 are incorporated by reference into Part III of this Report.

================================================================================

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
Part I...........................................................................................   1

   Item 1. Business..............................................................................   1
   Item 2. Properties............................................................................  10
   Item 3. Legal Proceedings.....................................................................  11
   Item 4. Submission of Matters to a Vote of Security Holders...................................  11

Part II..........................................................................................  12
   Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.................  12
   Item 6. Selected Financial Data...............................................................  13
   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.  13
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................  22
   Item 8. Financial Statements and Supplementary Data...........................................  22
   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  22

Part III.........................................................................................  23
   Item 10. Directors and Executive Officers of the Registrant...................................  23
   Item 11. Executive Compensation...............................................................  23
   Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  23
   Item 13. Certain Relationships and Related Transactions.......................................  23

Part IV..........................................................................................  24

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......................  24

Signatures.......................................................................................  25

Index to Consolidated Financial Statements....................................................... F-1

                                    PART I

             CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Because we want to provide you with more meaningful and useful information, this Annual Report on Form 10-K includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as "may," "will," "expects," "anticipates," "believes," "intends," "estimates," "could" or similar expressions. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2002 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. See "Business--Risk Factors" for a description of these and other risks, uncertainties and factors.

   You should not place undue reliance on any forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K. All references to "we," "us," "our," "Lante" and the "Company" refer to Lante Corporation and its subsidiaries.

Item 1. Business

   Lante Corporation is a technology consulting company that helps Global 2000 clients leverage new technologies to build competitively superior businesses. We customize core extended enterprise applications to provide customers with new features to enable them to benefit from the trend toward information that is more interactive, real-time, collaborative, extended and private. Over the past several years, we have helped companies develop Internet-based business-to-business connections to make business more efficient. As technology continues to evolve, we are now building upon our extended enterprise focus by utilizing new technologies to enhance the functionality of the applications we provide to our clients. This enables us to securely provide applications with increased functionality to aggregate and manage information from multiple sources (content management), format and distribute information to fit specific user profiles (portals), perform information analysis (business analytics dashboard), and encourage collaborative information sharing (business to business integration). By developing highly interactive, executable applications with extendibility to multiple platforms, we help our clients interact more directly and effectively with their business partners.

   Our headquarters are located at 600 West Fulton, Suite 400, Chicago, IL 60661. Our website is found at www.lante.com and provides additional information on our company, services, client work, alliance partners and management team. The information on our website is not incorporated by reference into this document and should not be considered to be a part of this document. Our common stock is traded on the Nasdaq National Market under the symbol "LNTE."

Overview

  History

   Lante was founded in 1984 as a consulting firm focused on the emergence of personal computers in an era dominated by the mainframe. In the late 1980s, we foresaw the trend toward LANs and led early application development and integration efforts using those technologies. Again well ahead of many competitors, we began developing client-server solutions in the early 1990s. By 1996, we began to focus exclusively on providing Internet-based solutions for clients. We did considerable work in the area of eMarkets before exchanges and private marketplaces entered the mainstream business landscape. Recently, we have been focusing on helping companies to develop Internet-based business-to-business connections that are more direct and efficient.

  Recent Initiatives

   Throughout 2001, demand for information technology services declined, not only for us, but for much of the technology consulting sector. The competitive landscape changed dramatically as several of our competitors combined with one another or ceased operations altogether. Systems integration work became more commoditized with an excess supply of consultants, which resulted in downward rate pressure throughout the year. Excess capacity caused many companies, including us, to lay off personnel and rationalize office space in order to reduce costs. After the events of September 11, 2001, demand fell further as our clients became more cautious about spending, placed projects on hold and delayed purchase decisions.

   In addition to taking aggressive cost-cutting measures such as layoffs and office closures, we took several steps to remain competitive in this difficult economic environment. We revamped our service offerings to reflect increasing interest from clients in solutions that enable improved productivity and communication with key business partners. In addition, we completed an acquisition of key assets from Luminant Worldwide Corporation, a Texas-based corporation providing electronic commerce professional services, on January 8, 2002. The Luminant acquisition provided us with over 20 new Global 2000 client relationships, and enabled us to enhance our business development efforts through the addition of a national sales organization. With the addition of key clients and personnel in Dallas, Houston and New York, we were able to gain critical mass in these geographic areas. Luminant also improved our portals, content management and Enterprise Application Integration (EAI) practices and helped us establish an energy industry vertical.

   Following the integration of Luminant's assets and the resizing of the combined organization in early 2002, we have approximately 170 billable employees and a total employee base of approximately 230. We have offices in Chicago, Dallas, Houston, New York and Seattle.

   In early 2000, we derived a substantial amount of revenues from smaller, start-up clients. We have migrated our client mix such that in 2001 we derived over 90% of our revenues from Global 2000 clients. However, as our client base has shifted to larger companies, our client concentration has also increased. In 2001, our five largest clients accounted for 73% of our revenues, which is an increase from 30% in 2000. Although we began work for 21 new clients in 2001, two of our clients, Aon Service Corporation and Airborne Express, accounted for 39% and 12% of our revenues, respectively. We do not expect to perform the same volume of work for either client in 2002. During 2000, no client represented more than 10% of total revenues.

   We enter into professional services agreements with substantially all of our clients. The terms of each agreement are tailored to fit each engagement, but generally allow the client significant discretion to determine the timing of each project and to terminate our services on short, if any, notice. Our business could be adversely affected if any client delays, suspends or terminates any of our material engagements.

   Prior to 2000, a majority of our engagements were billed on a fixed fee basis that required us to accurately estimate the time and expenses necessary to complete a particular engagement. Because of the complex nature of our engagements and the difficulty in predicting the amount of resources needed to complete such engagements, most of our engagements in 2000 and 2001 were on a time and materials basis. While we will continue to perform services on a fixed fee basis, we expect the majority of our future engagements to be billed on a time and materials basis.

Industry Background

   As we have done many times throughout our 18-year history, we see a new development on the horizon that we believe has the potential to fundamentally change the use of Internet-based platforms and applications by businesses. Much of our work over the past five years has been focused on helping companies harness the power of the Internet. However, it is increasingly apparent that although the Web is an excellent platform for content distribution, it has certain inherent limitations for real-time business applications. Web-based interactions are processed through a series of Web pages, and applications delivered in this manner can be slow and unreliable as browsers timeout and users wait for pages to refresh. While these limitations have been acceptable to date as companies have encouraged clients to pull content from the Web, overcoming these issues opens new possibilities for many mission-critical business applications, such as real-time inventory updates and operational status dashboards.

   We believe that the next generation of Internet advances will involve applications that leverage smarter information that is more real-time, collaborative, interactive, personalized and private. Companies are increasingly interacting more directly and effectively with their business partners. As a result, businesses expect real-time, two-way interactions to deliver relevant information when they need it, instead of simply when they request it.

   Industry analysts have also recognized this trend. In a February 13, 2002 report, Giga asserts that, "[t]welve months from now, Giga thinks e-business will be replaced by a new concept, one that will jazz up enterprise with terms like agile and 'real-time' that reflect the realities of the recovering, post-Internet world that companies have to compete in." (Source: Andrew Bartels, Vice President, Research Leader, Giga Information Group, Inc., "'E-Business' Is Still Alive--But 'Agile, Real-Time Enterprise' Will Likely Take Its Place.") Likewise, in a November 19, 2001 report, Forester Research indicated that it "expects scores of post-Web technologies to emerge and take hold in the next decade . . . paving the way for a more compelling net that we call the 'X' internet." We believe that these innovations will fuel new demand for enriched, mission-critical business applications. In functions where timing is crucial, such as trading or auction environments, new technologies can greatly improve speed and reliability, as well as create a higher level of interaction for participants. In functions where critical data is found in remote locations, for example in oil rigs or retail store outlets, new technologies that enable the instantaneous collection, aggregation and analysis of data to assist decision-makers with real-time data in an interactive environment are emerging. By leveraging these new technologies, companies can improve the productivity of their workforce, foster better relationships with key business partners and customers, enhance the efficiencies of their processes and reduce their costs.

Our Strategy and Actions

   We continue to evolve our strategy of helping clients extend their enterprises by leveraging new technologies to create competitively superior businesses. This strategy builds upon the new technologies and application development trends outlined above. We will use these new technologies to customize applications for our clients to create real-time, interactive and reliable business solutions over the Internet. This strategy builds upon our business partner integration focus by introducing increased functionality that can strengthen and enhance real-time relationships and interactions between business partners.

  Marketing and Sales

   Our marketing and sales efforts are designed to generate qualified leads for our services and to continually improve our reputation in the marketplace. We expect to execute a marketing, media relations and analyst outreach program to take our value proposition to market. Our external communications efforts involve sharing client success stories, new alliance partnerships, awards and accolades in addition to significant and material corporate news. We develop differentiating points-of-view on current technology issues to support our marketing and sales efforts as well as our client delivery.

   We expect to continue to build momentum in our national sales efforts to generate new business in 2002. Our business development professionals secure new business through a combination of qualified lead generation and targeted direct marketing efforts. Because of the recent acquisition of assets from Luminant, we are focused on cross-selling services into our larger client base. In addition, we are rolling out a national sales methodology that is buyer-focused. We plan to grow business within existing accounts as well as bring new accounts on board in 2002.

   We are also investing in several small development teams to produce intellectual property that demonstrates to clients the value and impact of the new technologies that deliver real-time relationships and interaction with business partners. We plan on developing demonstrations to take specific solutions to targeted market sectors such as energy trading, mortgage processing and securities brokerage companies. We continue to evaluate other sectors where there may be opportunities to utilize these technologies.

   We expect to continue our practice of developing and maintaining close strategic alliances with vendors that are providing the platform tools and more robust applications to enhance current Internet technologies, such as Interwoven, Documentum, Webmethods, IBM, Sun/iPlanet, Microsoft and Tibco. In addition, given the shifts in the technology landscape described above, we expect to establish new alliance relationships in 2002 with companies that are focused on bringing to market the requisite new technologies that will allow us to implement our strategy. We expect these relationships to involve a wide range of cooperative activities, including working jointly on client engagements, evaluating and recommending each other's technology solutions to customers, and training and knowledge transfer regarding each other's solutions. We believe that these relationships and strategic alliances will enable us to provide better delivery and value to our existing clients and will attract new clients through referrals and joint engagements.

  Competition

   The Internet services market underwent a dramatic downturn in 2001, leading to a decrease in demand for Internet services, increased competition, reduced billing rates and overcapacity in the market. Market conditions spurred consolidation and bankruptcies within our industry. Our competitors include technology consulting firms and integrators, Internet service firms, and the in-house information technology, marketing and design service departments of our current and potential clients.

  Delivery and Quality

   We intend to continue to deliver outstanding service and quality to our industry-leading clients. We use our proprietary delivery framework to guide our approach to client projects, ensuring consistency of delivery and quality. We maintain four competency groups that represent our employees' core skills: technology, strategy, user experience and delivery management. We continually evaluate opportunities that will enhance, support and advance our business strategy and our ability to deliver robust technology solutions and grow our business.

  People and Culture

   Our people are very important to the success of our business. Our collaborative culture is the hallmark of our delivery approach. Our key values are teamwork, character, integrity, excellence and passion. To encourage the achievement of these values, we reward teamwork and promote individuals who demonstrate these values. To promote these values as well as our culture, client delivery approach and internal processes, we conducted in-depth orientation sessions with all newly-hired employees following the Luminant transaction.

  Intellectual Property Rights

   We rely on a combination of trade secrets, nondisclosure and other contractual arrangements, as well as copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees, consultants and clients, and limit access to and distribution of our proprietary information.

   Our services involve the development of business and technology solutions for specific client engagements. Ownership of these solutions is the subject of negotiation and is frequently assigned to the client, although we may retain a license for certain uses. Certain of our clients have prohibited us from marketing the solutions developed for them for specified periods of time or to specified third parties, and we anticipate that certain of our clients will demand similar or other restrictions in the future.

Risk Factors

   You should carefully consider the risks and uncertainties described below because they could materially and adversely affect our business, financial condition, operating results and prospects.

We may report an operating loss in 2002 and may not achieve or sustain future profitability

   Although our core business is providing information technology services, our business strategy continues to evolve. We have reported an operating loss in each of the previous three fiscal years, and expect to report a loss for the first quarter of 2002. Furthermore, our revenues have generally been decreasing since the third quarter of fiscal 2000, and this trend is expected to continue into at least the first portion of 2002. It is possible that we will continue to incur losses, and that our revenues will continue to decline, for the remainder of 2002. During the course of 2001, we fundamentally restructured our business by consolidating office space, reducing our workforce and reshaping our service offerings. To the extent that our restructuring plan does not generate the cost savings or revenues that we anticipate, our results of operations and liquidity could be materially and adversely affected. If we are unable to increase our revenues, or if our operating expenses exceed our expectations, we may continue to incur losses and may not achieve profitability. If we achieve profitability in the future, we may not sustain it.

Our client concentration remains high and our operating results could be adversely affected if we are unable to expand our client base

   Since we began shifting our focus to Internet services in 1996, we have generated a substantial portion of our revenues from a relatively small number of clients. For example, our ten largest clients accounted for approximately 88% of our revenues in 2001, and our five largest clients represented 89% of our revenues in the fourth quarter of 2001. Virtually all of our clients can terminate our services on relatively short, if any, notice, and virtually none of our contracts guarantee us any specific or minimum amount of business. We believe that clients that accounted for 66% of our revenues in 2001 will substantially curtail their business with us in 2002. If we are unable to obtain new business to replace this lost business, or if any of our other significant clients use less of our services, delay an engagement or terminate their relationship with us, our revenues could substantially decline and our operating results could be adversely affected. Our reliance on a limited number of clients also magnifies the risks of not being able to collect accounts receivables from any one client. We expect a relatively high level of client concentration to continue as we continue to target larger, established companies.

We have experienced substantial turnover in our leadership team, and if our new executives are unable to efficiently work together, or if we lose any of our remaining executives, it may harm our ability to obtain and retain client engagements, maintain a cohesive culture and compete effectively

   We believe that a significant portion of our success depends on the ability of our executives to work together effectively. For a number of reasons, we have experienced significant turnover in our management team since the beginning of 2001. During the past several months, we have appointed a new Chairman of the Board of Directors, eliminated the chief operating officer position, replaced the managing directors of each of our three regions and eliminated our vice presidents of marketing and human relations. As a result, our current management team has limited experience working together, which may make it difficult for us to effectively operate our business and our financial results may be adversely impacted. If we lose the services of any of our remaining executives, it may be difficult for us to replace those individuals, and the resulting uncertainty could destabilize our client and employee relations.

Exploration of strategic alternatives may destabilize our business and distract management

   We expect to engage an investment banker to assist us in the process of exploring various strategic alternatives for the Company. These alternatives may include a strategic alliance or further restructuring of our current operations, the acquisition of another business, a sale or merger of the Company, or other similar transactions, which could materially change the nature of the Company. Although we will consider a variety of short and long term opportunities during this process, there can be no assurance that a transaction will be consummated. However, the existence of this process may create additional challenges for the business as we strive to obtain new engagements and maintain existing client and employee relationships. This process may also divert management's attention from the ongoing business and further reduce cash available to fund operations. If realized, any of these risks could have a material adverse effect on our business, financial condition and results of operations.

Our success is dependent upon the market for Internet services, which, along with the economy, is experiencing a downturn

   As a result of the slowing of the U.S. economy and the effects of the events of September 11, 2001, we believe that the overall level of spending on information technology has declined. Our clients, particularly those in the insurance, financial services, and software and technology businesses, as well as those based in or near New York, have been particularly reluctant to initiate new projects for the past several months. More projects are also being deferred, reduced in scope or otherwise cancelled. These macroeconomic challenges are being exacerbated by the current overcapacity in the Internet services market. Many firms in our industry have reduced their billing rates in an effort to obtain or retain projects. In addition, many of our competitors have also laid off or furloughed significant billable personnel. Each of these developments has adversely affected our business by decreasing our operating margins and increasing the number of low cost providers of services similar to those that we offer. A prolonged economic slowdown or continued uncertainty could adversely impact our business, financial position and results of operations.

Our recent reductions in force combined with the potential defection of key employees may make it more difficult for us to attract and retain clients and retain our employees

   During 2001 and 2002, we instituted restructuring plans that included the closure of various offices and the termination of a significant portion of our workforce. Our success depends in large part on our ability to obtain and retain clients and qualified employees. Our recent restructurings and reductions in force may have damaged our reputation in the Internet services market and may make it more difficult for us to generate new business and retain our existing client relationships and current employees. If any of our key employees joined a competitor or formed a competing company, some of our clients might choose to use the services of that competitor or new company instead of our own. Many of our key employees have entered into agreements with us that contain covenants not to solicit business from our clients for periods of up to two years following termination. We have historically not sought judicial enforcement of these restrictive covenants. The enforceability of restrictive covenants is difficult to predict because a court would have the authority to consider a variety of equitable factors. If a court were to view the scope or duration of the restrictive covenants as excessive, the covenants may not be enforceable as written or at all. These actions, combined with the fact that many of our employees hold options to purchase our common stock with exercise prices above the current market price of our common stock, may also make it more difficult for us to retain our employees.

Our revenues are difficult to predict because they are derived from project-based client engagements

   We derive almost all of our revenues from project-based client engagements that vary in size and scope. As a result, our quarterly revenues are difficult to predict because a client that accounts for a significant portion of our revenues in a given period may not generate a similar amount of revenues, if any, in subsequent periods. In addition, because many of our client engagements involve sequential stages, each of which may represent a separate contractual commitment, a client may choose not to retain us for subsequent stages of an engagement or for new projects. Furthermore, our existing clients can generally reduce the scope of an engagement or cancel their use of our services without penalty and with little or no notice. If clients terminate existing engagements or if we are unable to enter into new engagements, our revenues could substantially decline and we may underutilize existing resources that we cannot quickly redeploy to other client engagements. Because a percentage of our expenses, particularly labor costs, are fixed in amount, these factors may cause our operating income and operating margins to vary significantly from quarter to quarter. Due to these factors, we believe that our results for any given quarter or series of quarters are not necessarily indicative of our results that may be expected for any future period, and you should not rely on such comparisons as an indication of our future performance.

Intense competition in the Internet services market could impair our ability to grow and achieve profitability

   We face competition from companies such as Accenture, Andersen, Cap Gemini, Ernst & Young, CSC, Deloitte Consulting, DiamondCluster International, EDS, IBM Global Services, Inforte, KPMG Consulting, PricewaterhouseCoopers and Sapient. We may not be able to compete effectively with current or future competitors, which could impair our ability to grow and achieve profitability. Some of our competitors have longer operating histories, larger client bases, more established relationships with their clients, significant international operations that capitalize on lower labor costs, superior brand or name recognition and significantly more financial, technical and marketing resources than we do. In addition, several of these competitors also have significantly more scale and scope than we do and offer a broader range of solutions. As a result, our competitors may be in a stronger position to respond more quickly to new or emerging technologies and changes in client requirements, and can devote more resources than we can to the development, promotion and sale of their services. In addition, there are relatively low barriers to entry into the IT services market. We do not own any patented technology that would stop competitors from entering this market and providing services similar to ours. As a result, the emergence of new competitors may pose a threat to our business. Existing or future competitors may develop and offer services that are superior to, or have greater market acceptance than, ours. Consequently, our business financial position and results of operations could be adversely impacted.

If our common stock is delisted from the Nasdaq National Market, the liquidity, visibility and price of our common stock may decrease

   Our common stock trades on the Nasdaq National Market (NNM). The NNM requires all listed companies to satisfy certain requirements, including a minimum bid price of $1.00 per share. In 2001, we failed to meet this listing requirement for a substantial period of time and were notified of this deficiency by Nasdaq. However, subsequent to the events of September 11th, Nasdaq implemented a moratorium on the enforcement of certain of its listing requirements, including the minimum bid price test. Nasdaq's moratorium expired on January 2, 2002, and, the market price of our common stock has recently traded below $1.00 per share. If we fail to meet Nasdaq's continued listing requirements, our common stock might be delisted from the NNM. Under those circumstances, we would be forced to list our common stock on the OTC Bulletin Board or some other quotation medium, depending upon our ability to meet the specific listing requirements of those quotation systems. If this occurs, it will be more difficult to buy or sell our common stock and to obtain timely and accurate quotations for those shares. Stock trading on the OTC Bulletin Board is typically less liquid and usually involves larger variations between the bid and ask price. Therefore, a delisting could result in a decline in the trading market for our common stock that could depress our stock price and could have an adverse effect on the liquidity of our common stock. In addition, delisting from the NNM might negatively impact our reputation and, as a consequence, our business.

The market price of our common stock has fluctuated and may continue to do so

   During 2001, the market price of our common stock was volatile, fluctuating from a high trading price of $3.94 to a low trading price of $0.59 per share. During 2001, our price per share declined on comparatively low trading volume that averaged approximately 61,000 shares per day. Low trading volume has made it more difficult to trade large volumes of common stock. If the trading volume for our common stock does not increase, market price volatility may continue or increase. In the past, stockholders have also instituted securities class action litigation following periods of market volatility. If we were involved in additional securities litigation regarding our common stock, it could result in a substantial cost and divert resources and the attention of executive management from our business.

If we are unable to successfully integrate our recent acquisition of key assets of Luminant, our existing business could be adversely affected, and we might not realize the expected benefits from that transaction

   In January 2002, we acquired certain assets of Luminant Worldwide Corporation. As part of that transaction, we acquired operations in Dallas, Houston and New York. In addition to substantially increasing our headcount, the Luminant acquisition also added new expertise in the energy industry and business-to-consumer interactive Web development. Integrating the technology, operations and personnel of the two businesses will require a substantial amount of time and attention from our management team. This diversion of management's attention, as well as any difficulties encountered in the integration process, could have an adverse impact on our ability to retain Luminant's clients, service our existing clients and could generally hamper our ability to win new business. If we are unable to successfully manage this integration, our revenues and operating results may be adversely affected.

With the recent bankruptcy filing by Enron Corporation and the continued uncertainty in the energy industry, demand and revenues from our energy based clients could remain weak and may continue to decline

   A significant portion of the Luminant business we acquired relates to the energy industry. We have experienced project delays and cancellations from various energy clients in the first quarter of 2002. As the economy and the market continue to react to the Enron situation and the energy industry experiences continued weakness, our business development efforts with respect to our energy industry vertical may remain weak and continue to decline.

Litigation currently pending against the Company may continue and adversely affect the Company

   On or about August 3, 2001, a class action lawsuit was filed in the United States District Court, Southern District of New York, against us, certain of our present and former officers and directors and Credit Suisse First Boston Corp. ("CSFB"), Deutsche Bank Securities, Inc. and Thomas Weisel Partners, LLC, the managing underwriters of our February 2000 initial public offering. The complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. We believe that we have various meritorious defenses to the claim and will defend ourselves accordingly. The action is being coordinated with over three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. No date has been set for any response to the complaint. We understand from the staff of the Securities and Exchange Commission ("SEC") that the SEC is conducting an investigation into issues similar to those alleged in the class action complaint filed against us and numerous other companies. In late 2001, the SEC indicated that it might request certain information and documents from us in connection with that process, but to date, we have not received any such requests.

   We cannot accurately predict the ultimate outcome of these proceedings. Class action lawsuits and investigations are often costly and time consuming and may distract management from operating the business. Any unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations.

Many of our engagements are complicated projects that involve the use of new technology, which may make it difficult for us to perform to the satisfaction of our clients

   Clients often hire us for complex development engagements that they cannot complete themselves. These projects often involve the use of new technology that has not been extensively tested or used in actual applications. We attempt to negotiate appropriate provisions into our professional services agreements to protect us against unexpected delays or failures caused by this new technology, but we often are unable to do so. In any event, if we fail to successfully complete projects according to the agreed upon schedule and budget, our client relationships suffer, and our business could be adversely impacted.

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

Our business may suffer if we have disputes over our right to reuse intellectual property developed for specific clients

   Part of our business involves the development of software applications for discrete client engagements. Ownership of client-specific software is generally retained by the client, although we typically retain the right to reuse some of the applications, processes and other intellectual property developed in connection with client engagements. Issues relating to the rights to intellectual property can be complicated, and disputes may arise that could adversely affect our ability to reuse these applications, processes and other intellectual property. These disputes could damage our relationships with our clients and our business reputation, divert our management's attention and have a material adverse effect on our business.

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

Our business may be harmed if we fail to accurately estimate the cost, scope, expectations or duration of a fixed fee engagement or fail to communicate changes to specifications to our clients

   A small percentage of our revenues were derived from fixed fee engagements during 2001. While we expect a majority of our future engagements to instead be billed on a time and materials basis, we will continue to perform services on a fixed fee basis. Because of the complexity of many of our fixed fee client engagements, accurately estimating the cost, scope, expectations and duration of a particular fixed fee engagement can be a difficult task. If we fail to appropriately structure one or more fixed fee engagements, we could be forced to devote additional resources to these engagements for which we will not receive additional compensation. To the extent that an expenditure of additional resources is required on a fixed fee engagement, this could harm our reputation and result in a loss on the engagement.

If we are unable to maintain our reputation and expand our name recognition, we may have difficulty attracting new business and retaining current clients and employees, and our business may suffer

   We believe that establishing and maintaining a good reputation and name recognition are critical for attracting and retaining clients and employees. We also believe that reputation and name recognition are crucial to our success as a result of the intense competition that exists among providers of Internet services. If our reputation is damaged or if potential clients are not familiar with us or the solutions we provide, we may be unable to attract new, or retain existing, clients and employees. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective solutions and to capitalize upon our marketing strategies. If clients do not perceive our solutions to be effective or of high quality, our brand name and reputation will suffer. In addition, if solutions we provide have defects, critical business functions of our clients may fail, and we could suffer adverse publicity as well as economic liability. The financial instability of many of our smaller competitors has made market observers more cautious about recommending smaller IT services firms to potential clients, which creates an additional challenge to our reputation-building efforts.

The absence of international operations could harm our business development efforts with global companies and may make us less competitive on a rate basis

   We have focused our business strategy on Global 2000 companies that often have offices outside of the U.S. Our lack of international presence could lead to a loss of potential opportunities to provide services to international operations of large global companies. In addition, many of our competitors have international operations in countries where labor costs are lower than the U.S. This allows some of our competitors to offer lower billing rates for certain consulting activities with clients. If the international operations of our competitors continue to drive competitive billing rates down, our margins and results of operations could be adversely impacted.

Government regulation could adversely affect our business

   Laws or regulations relating to the Internet could adversely affect us. An increase in federal, state or foreign legislation or regulation of the Internet could hinder its continued development and could impede the Internet's use as an effective medium. If this occurs, existing and prospective clients may decide not to use our solutions. In addition, a number of legislative proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on online commerce. The moratorium preventing state and local governments from taxing Internet access, taxing electronic commerce in multiple states and discriminating against electronic commerce expires November 1, 2003. Existing state and local laws that tax Internet related matters were expressly excluded from this moratorium. Government regulations, and other attempts at regulating or blocking commerce over the Internet could impair our business.

Our affiliates can control matters requiring stockholder approval because they own a large percentage of our common stock, and they may vote this common stock in a way with which other stockholders may not agree

   Our affiliates own approximately 62% of the outstanding shares of our common stock. As a result, if these persons act together, they will have the ability to exercise substantial control over our affairs and corporate actions requiring stockholder approval, including the election of directors, a sale of substantially all our assets, a merger with another entity or an amendment to our certificate of incorporation. The ownership position of these stockholders could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock.

Provisions of our charter and by-laws and Delaware law could deter takeover attempts that may offer you a premium, which could adversely affect our stock price

   Provisions of our certificate of incorporation, our by-laws and Delaware law make acquiring control of us without the support of our board of directors difficult for a third party, even if the change of control would be beneficial to our stockholders. The existence of these provisions may deprive our stockholders of an opportunity to sell their shares at a premium over prevailing prices and could negatively affect the market price for our common stock. For example, our certificate of incorporation provides that the board of directors will be divided into three classes as nearly equal in size as possible with staggered three-year terms. This classification of the board of directors has the effect of making it more difficult for stockholders to change the composition of the board of directors. In addition, our certificate of incorporation authorizes our board of directors to issue up to 10,000,000 shares of "blank check" preferred stock. This means that, without stockholder approval, the board of directors has the authority to attach special rights to this preferred stock, including voting and dividend rights. With these rights, preferred stockholders could make it more difficult for a third party to acquire our company. A special meeting of stockholders may only be called by a majority of the board of directors or by our president, chief executive officer or chairman. In addition, a stockholder proposal for an annual meeting must be received within a specified period of time to be placed on the agenda. Because stockholders do not have the ability to require the calling of a special meeting of stockholders and are subject to timing requirements in submitting stockholder proposals for consideration at an annual meeting, any third-party takeover not supported by the board of directors would be subject to significant delays and difficulties.

Item 2. Properties

   We do not own any real estate. However, we lease approximately 6,000 square feet of office space for our corporate headquarters in Chicago, Illinois pursuant to a lease that expires on November 30, 2009. We also lease other office space in Charlotte, Chicago, Dallas, Houston, Los Angeles, New York, San Francisco and Seattle. We have closed several offices and are attempting to sublease vacant space in Chicago, Los Angeles, San Francisco and Seattle. We currently have space that is being sublet in Charlotte and Dallas. We do not consider any specific leased location to be material to our operations, and we believe that equally suitable alternative locations are available in all areas where we currently do business.

Item 3. Legal Proceedings

   On or about August 3, 2001, a class action lawsuit was filed in the United States District Court, Southern District of New York, against us, certain of our present and former officers and directors and Credit Suisse First Boston Corp. ("CSFB"), Deutsche Bank Securities, Inc. and Thomas Weisel Partners, LLC, the managing underwriters of our February 2000 initial public offering. The complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. We believe that we have various meritorious defenses to the claim and will defend ourselves accordingly. The action is being coordinated with over three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. No date has been set for any response to the complaint. We understand from the staff of the Securities and Exchange Commission ("SEC") that the SEC is conducting an investigation into issues similar to those alleged in the class action complaint filed against us and numerous other companies. In late 2001, the SEC indicated that it might request certain information and documents from us in connection with that process, but to date, we have not received any such requests. We note that the Company's lead underwriter, CSFB, entered into a settlement agreement with the SEC and the National Association of Securities Dealers in January 2002 which relates to issues similar to those alleged in the class action complaint filed against us and numerous other companies.

   From time to time, we may be involved in litigation incidental to the conduct of our business. We are not currently party to any legal proceedings that we expect to have a material adverse impact on our business.

Item 4. Submission of Matters to a Vote of Security Holders

   We did not submit any matter to a vote of our security holders during the quarter ended December 31, 2001.

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

                                                           High   Low
                                                          ------ ------
         Fiscal Year Ended December 31, 2000:
            First Quarter (commencing February 11, 2000). $80.50 $29.38
            Second Quarter...............................  32.56  14.75
            Third Quarter................................  26.38   4.13
            Fourth Quarter...............................   4.88   1.19
         Fiscal Year Ended December 31, 2001:
            First Quarter................................   3.28   1.38
            Second Quarter...............................   1.55   0.73
            Third Quarter................................   1.20   0.69
            Fourth Quarter...............................   1.21   0.61

   On March 15, 2002, the last reported sale price of our common stock was $0.94 per share and there were approximately 167 holders of record of our common stock.

Dividends

   We did not declare or pay any cash dividends on our common stock in 2001 and do not intend to pay any cash dividends in the foreseeable future. We plan to retain any future earnings to finance the development and growth of our business. Any future determination as to the payment of dividends will be made by our board of directors and will depend on our results of operations, financial condition, capital requirements and any other factors our board of directors considers relevant.

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

Use of Initial Public Offering Proceeds

   On February 10, 2000, our registration statement on Form S-1 (File No. 333-92373) relating to the initial public offering of our common stock was declared effective by the SEC. After payment of underwriting discounts and expenses of approximately $8.6 million, we received net proceeds of approximately $83.4 million from the offering. We have invested the net proceeds, pending its use for working capital and general corporate purposes, in investment grade, interest-bearing securities. During the fiscal year ended December 31, 2001, we used approximately $15.6 million of the proceeds of the initial public offering for working capital and approximately $2.5 million for purchases of leasehold improvements and equipment. During the fiscal year ended December 31, 2000, we used approximately $12.2 million of the proceeds of the initial public offering for working capital and approximately $12 million for purchases of leasehold improvements and equipment.

Item 6. Selected Financial Data

   You should read the following selected consolidated financial data along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K. We derived the consolidated statement of operations data for the three-year period ended December 31, 2001 and the consolidated balance sheet data as of December 31, 2000 and 2001 from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and that are included in this Annual Report on Form 10-K. We derived the consolidated statement of operations data for the years ended December 31, 1997 and 1998 and the consolidated balance sheet data as of December 31, 1997, 1998 and 1999 from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Pro forma net income (loss) available to common stockholders reflects an adjustment to show assumed federal and state income taxes based on statutory (federal and state) tax rates for the periods presented, during which we were treated as an S-corporation for income tax purposes.

                                                                                 Year Ended December 31,
                                                                      ---------------------------------------------
                                                                       1997     1998     1999      2000      2001
                                                                      -------  -------  -------  --------  --------
                                                                          (In thousands, except per share data)
Statement of Operations Data:
Revenues............................................................. $11,134  $15,369  $32,964  $ 76,089  $ 41,927
Operating expenses:
   Professional services.............................................   6,175    7,001   17,477    44,080    28,181
   Selling, general and administrative...............................   4,722    6,803   18,104    53,821    30,762
   Amortization of deferred compensation.............................      --       --    1,188     2,541     2,788
   Restructuring charge..............................................      --       --       --     8,100    14,341
                                                                      -------  -------  -------  --------  --------
         Total operating expenses....................................  10,897   13,804   36,769   108,542    76,072
Income (loss) from operations........................................     237    1,565   (3,805)  (32,453)  (34,145)
Other (expense) income, net..........................................     (20)      (1)     792     5,157     3,484
Write-down of investments............................................      --       --       --    (3,851)       --
                                                                      -------  -------  -------  --------  --------
Income (loss) before income taxes....................................     217    1,564   (3,013)  (31,147)  (30,661)
Income tax (provision) benefit.......................................      (4)      (8)     431     9,939    11,467
                                                                      -------  -------  -------  --------  --------
Net income (loss).................................................... $   213  $ 1,556  $(2,582) $(21,208) $(19,194)
Net income (loss) available to common stockholders................... $   213  $ 1,556  $(3,559) $(21,442) $(19,194)
Pro forma net income (loss) available to common stockholders......... $   153  $   881  $(3,239)    nm        nm
Net income (loss) per share, basic and diluted....................... $  0.01  $  0.08  $ (0.16) $  (0.60) $  (0.49)
Pro forma net income (loss) per share, basic and diluted............. $  0.01  $  0.04  $ (0.15)    nm        nm
Weighted average number of shares outstanding, basic and diluted.....  20,167   20,607   22,204    35,798    38,960

                                                                                       December 31,
                                                                      ---------------------------------------------
                                                                       1997     1998     1999      2000      2001
                                                                      -------  -------  -------  --------  --------
                                                                                      (In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term and long-term investments...... $   850  $ 3,377  $13,692  $ 83,906  $ 64,540
Working capital......................................................     544    4,880   12,733    75,834    48,560
Total assets.........................................................   3,893    7,320   41,486   124,488    98,817
Long-term debt and redeemable preferred stock, net of current portion     350    2,660   27,733        --        --
Total stockholders' equity...........................................     797    2,915    1,235   102,932    84,206

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   You should read the following discussion along with our audited consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions, including those discussed under "Business--Risk Factors" that could cause our actual results, performance and achievements in 2002 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

Overview

   Lante Corporation is a technology consulting company that helps Global 2000 clients leverage new technologies to build competitively superior businesses. We customize core extended enterprise applications to provide customers with new features to enable them to benefit from the trend toward information that is more interactive, real-time, collaborative, extended and private. Over the past several years, we have helped companies develop Internet-based business-to-business connections to make business more efficient. As technology continues to evolve, we are now building upon our extended enterprise focus by utilizing new technologies to enhance the functionality of the applications we provide to our clients. By developing highly interactive, executable applications with extendibility to multiple platforms, we help our clients interact more directly and effectively with their business partners.

   Our revenues consist of fees generated for professional services. We provide services on a time and materials basis and fixed fee basis, including retainer arrangements. During the year ended December 31, 2001, we derived substantially all of our revenues from engagements on a time and materials basis, and we expect a majority of revenues to be derived from time and materials engagements in 2002. However, the Luminant acquisition increased our percentage of fixed fee engagements during early 2002, and we may continue to enter into fixed fee engagements where we believe we can adequately assess the time and expenses necessary for the engagement.

   We have shifted our client base toward established companies during the past two years. Virtually all of our revenues during 2001 were generated from Global 2000 companies. Obtaining engagements from larger enterprises involves a more competitive bidding process and a longer sales cycle, which could continue to negatively impact our results of operations. We maintain allowances for potential credit losses and such losses have been within our expectations.

   Revenues from a few large clients have historically constituted a significant portion of our total revenues in a particular quarter or year. For the year ended December 31, 2001, our five largest clients accounted for 73% of our revenues, which is an increase from 30% in 2000. Although we began work for 21 new clients in 2001, two of our clients, Aon Service Corporation and Airborne Express, accounted for 39% and 12% of our revenues, respectively. We do not expect to perform the same volume of work for either client in 2002. Although the Luminant transaction expanded our client base, we continue to rely heavily on a limited number of clients to generate a majority of our revenues. Our reliance on a few clients magnifies collection risks and could adversely impact our results if a significant client delays or terminates an engagement with us.

   Costs of professional services consist of salaries, bonuses and benefits for our billable professionals, the cost of subcontractors and other engagement costs that are not reimbursed directly by the client. We use the term "professional services margin" to mean revenues less costs of professional services, stated as a percentage of revenues. Professional services margins may be reduced in any given period to the extent that we experience a decline in billing rates, use more subcontractors, utilize billable professionals at lower than expected levels, defer revenues due to uncertainty of collections or are unable to execute effectively. We expect the Luminant transaction to decrease our professional services margin because many of the engagements we acquired in that transaction involve lower realized rates than we have experienced in the past. We expect that our professional services margins will vary from quarter to quarter.

   Our employee headcount decreased from 476 on December 31, 2000, of which 347 were billable professionals, to 216 as of December 31, 2001, of which 163 were billable professionals. The total headcount decrease during 2001 was primarily due to our restructuring efforts and voluntary attrition. Following the integration of Luminant assets and the resizing of the combined organization in early 2002, we have approximately 170 billable employees and a total employee base of approximately 230. Our total number of employees over the next three to six months may fluctuate as we continue to balance our available resources with the demand for our services.

   Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for non-project personnel, facilities costs, staff recruiting and training costs, depreciation and amortization, general operating expenses and selling and marketing expenses. We expect the Luminant acquisition to increase our selling, general and administrative expenses due to increased costs associated with additional non-billable professionals, facilities costs and depreciation and amortization. We largely develop new business through our marketing programs and the efforts of our managing directors, principals and a dedicated business development staff.

Critical Accounting Policies

   Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and other assumptions we believe to be relevant and reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

   We believe that judgments and estimates related to the following critical accounting policies have the most significant effect on the preparation of our consolidated financial statements.

  Revenue recognition on agreements to provide technology consulting services

   While most of our client projects are time and materials based, recognized revenues and profits may still be subject to revisions as the project progresses to completion and as estimates of revenues and costs change. We recognize revenue and profit for fixed fee engagements as work progresses using the percentage-of-completion method. Percentage-of-completion estimates are generally based on the ratio of actual hours incurred to total estimated hours. We follow this method because we believe that we can accurately estimate the revenue and costs applicable to various stages of a client project. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments or customers indicating their intention to dispute their obligation to pay for contractual services we provided. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could adversely impact earnings for the relevant period.

  Estimates related to the restructuring charge and related accrual

   During 2000 and 2001, we recorded certain restructuring charges in accordance with the applicable accounting rules. (A detailed description of the terms of these restructurings is also contained in Note 5 to the consolidated financial statements included as part of this Annual Report on Form 10-K.) At the date we approve a restructuring plan, we establish a liability for the estimated costs associated with that restructuring plan. At that time, and thereafter until the plan activities are complete, we may not be able to precisely estimate the actual costs associated with the plan. At the date we prepare our financial statements, we use our judgment and information available to us to reevaluate our initial estimate of the plan costs. If we believe that our previous estimates are no longer accurate in light of current conditions, we adjust the reserve with a corresponding increase or decrease to current period earnings.

   Accrued restructuring costs as of December 31, 2001 reflect our estimate of anticipated employee termination costs, future rental obligations and other costs associated with office space that we do not plan to use in our operations as a result of the restructuring plans. Such amounts are offset by our estimate of sublease income for this space. While we know the terms of our contractual lease obligations and related future commitments, we must estimate when and under what terms we will be able to sublet the space, if at all. Such estimates require a substantial amount of judgment, especially given current real estate market conditions, and actual sublease terms may differ substantially from our estimates. Any future changes in our estimates of lease termination reserves could materially impact our financial condition, results of operations and cash flows.

  Income taxes

   We use the asset and liability method of accounting for income taxes, under which deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. We measure deferred income tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Additionally, we are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. When we believe it is more likely than not that we will be unable to utilize these assets to offset future income, we establish a valuation allowance to reduce them to their estimated recoverable amount. Any change in the valuation allowance may affect our financial condition and results of operations.

   Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of our financial statements. These policies are important to the portrayal of our financial condition and results, and require management to make difficult, subjective and complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. (A detailed description of our significant existing accounting policies is also contained in Note 2 to the consolidated financial statements included as part of this Annual Report on Form 10-K.)

Results of Operations

   The following table presents for the periods indicated, our selected consolidated statement of operations data as a percentage of our revenues. For all periods presented, we have derived these percentages from our audited consolidated financial statements included in this Annual Report on Form 10-K.

                                                        Year Ended
                                                       December 31,
                                                     ---------------
                                                     1999  2000  2001
                                                     ----  ----  ----
          Revenues.................................. 100%  100%  100%
          Operating expenses:
             Professional services..................  53    58    67
             Selling, general and administrative....  55    71    73
             Amortization of deferred compensation..   4     3     7
             Restructuring charge...................  --    11    34
                                                     ---   ---   ---
                    Total operating expenses........ 112   143   181
                                                     ---   ---   ---
          Loss from operations...................... (12)  (43)  (81)
          Other income, net.........................   3     7     8
          Write-down of investments.................  --    (5)   --
          Income tax benefit........................   1    13    27
                                                     ---   ---   ---
          Net loss..................................  (8)% (28)% (46)%
                                                     ===   ===   ===

   We have historically generated a substantial amount of our revenues from smaller start-up clients. Many of these clients encountered financial difficulties due to the downturn in the Internet market and the general economy. This resulted in a decrease in demand for Internet consulting services. Therefore, we have been shifting our client base toward larger Global 2000 companies. Unfortunately, these larger prospective clients have longer sales and contracting cycles, and the general economic slowdown has also caused many of them to cancel, reduce and/or delay many projects resulting in our need to reduce our workforce and incur substantial restructuring charges. In addition, the current overcapacity in the Internet consulting services market, together with the use of less expensive overseas consultants, has caused many of our competitors to lower their fees for services. All of these factors contributed to an increase in our loss from operations for 2001 when compared to 2000.

Comparison of Years Ended December 31, 2001 and 2000

Revenues

   Revenues decreased $34.2 million, or 45%, to $41.9 million in 2001 from $76.1 million in 2000. This decrease resulted from a reduction in the number of client engagements and a decrease in our average realized billing rate, offset by the recognition of $1.6 million of master service agreement revenues in the fourth quarter of 2001, as described below. We generated revenues from one or more projects for 33 clients in 2001 as compared to 66 clients in 2000. In December 2001, we amended our master service agreement with Dell Products LP
(Dell), a wholly-owned subsidiary of Dell Computer Corporation. In conjunction with modifying the agreement, Dell paid us $1.6 million in the fourth quarter of 2001 by tendering 2 million shares of our common stock, which we retired upon redemption. Subject to Dell's ability to make certain payments to us in lieu of purchasing services, the revised agreement calls for Dell to purchase $1 million of services from us in each of the next five quarters, beginning in the first quarter of 2002.

Operating expenses

  Professional services

   Costs of professional services decreased $15.9 million, or 36%, to $28.2 million in 2001 from $44.1 million in 2000. This decrease was primarily due to a decrease in the number of billable professionals from 347 at December 31, 2000 to 163 at December 31, 2001 and a $6.4 million decrease in sub-contractor and non-billed project-related expenses in 2001. The decrease in the cost of professional services was driven by lower demand for our services and our resultant restructuring efforts during late 2000 and 2001. The decrease in sub-contractor and non-billed project-related expenses resulted from a decrease in client work.

   Our professional services margin decreased from 42% during the year ended December 31, 2000 to 33% during the year ended December 31, 2001, primarily due to decreased utilization of our billable professionals and a lower realized billing rate in 2001. For the year ended December 31, 2000, utilization of our billable professionals was 55% as compared to 43% for the year ended December 31, 2001. Our average realized billing rate decreased from $199 per hour in the fourth quarter of 2000 to $175 per hour in the fourth quarter of 2001.

  Selling, general and administrative

   Selling, general and administrative expenses decreased $23.1 million, or 43%, to $30.8 million in 2001 from $53.8 million in 2000. This decrease primarily resulted from a decrease in the number of non-billable professionals, a reduction in facility costs due to consolidation of certain offices and the reduction of various marketing initiatives. Our non-billable professionals decreased from 129 at December 31, 2000 to 53 at December 31, 2001.

  Amortization of deferred compensation

   Amortization of deferred compensation was $2.8 million in 2001 compared to $2.5 million in 2000.

  Restructuring charge

   During 2001, we approved restructuring plans that included the realignment of our executive team, consolidation of certain facilities, and the reduction of approximately 184 employees, including 132 billable professionals. We recorded a special charge of approximately $14.3 million related to the restructurings in 2001. This charge consisted of $5.7 million in lease termination costs, $5.2 million in non-cash property and equipment write-downs related to facility closures and $3.5 million in severance and other termination costs. Depending on our ability to successfully negotiate sublease or lease termination arrangements on our abandoned lease obligations, the payments related to our facility closures could continue into 2009.

Write-down of investments

   During the fourth quarter of 2000, we wrote down the value of certain investments in clients by $3.9 million. We had no such write down during 2001.

Net loss

   Net loss for 2001 was $19.2 million compared to a net loss of $21.2 million in 2000. The decrease in net loss primarily resulted from the absence of an investment write-down, offset by a $1.7 million increase in loss from operations. These were partially offset by a decrease in other income to $3.5 million in 2001 from $5.2 million in 2000 and an increase in the income tax benefit to $11.5 million in 2001 from $9.9 million in 2000.

Comparison of Years Ended December 31, 2000 and 1999

Revenues

   Revenues increased $43.1 million, or 131%, to $76.1 million in 2000 from $33.0 million in 1999. This increase resulted from an increase in the average number and size of client engagements and an increase in average realized billing rates. We generated revenues from one or more projects for 66 clients in 2000 as compared to 55 clients in 1999. The revenue increases in 2000 were limited by a general decrease in demand for Internet services in the third and fourth quarters of 2000, increasing competition, and our inability to recognize revenue from certain clients whose ability to pay was uncertain.

Operating expenses

  Professional services

   Costs of professional services increased $26.6 million, or 152%, to $44.1 million in 2000 from $17.5 million in 1999. This increase was primarily due to an increase in the number of billable professionals from 242 at December 31, 1999 to 347 at December 31, 2000 and a $3.8 million increase in non-billed project-related expenses.

   Our professional services margin decreased to 42% in 2000 from 47% in 1999, primarily due to decreased utilization as well as revenue not recognized on certain clients where their ability to pay was uncertain. Utilization in 2000 was 55% as compared to 60% in 1999.

  Selling, general and administrative

   Selling, general and administrative expenses increased $35.7 million, or 197%, to $53.8 million in 2000 from $18.1 million in 1999. This increase primarily resulted from an increase in the number of non-billable field support personnel, various marketing initiatives, our efforts to increase the number of offices, improving infrastructure necessary for anticipated growth and the establishment (and eventual closure) of operations in Singapore and New Delhi. We also increased our bad debt expense by approximately $1.8 million in 2000 when compared to 1999 due to increased revenues and collection risk associated with certain clients experiencing financing difficulties.

  Amortization of deferred compensation

   Amortization of deferred compensation was $2.5 million in 2000 compared to $1.2 million in 1999. Deferred compensation was recorded in the later part of 1999 related to certain options that were deemed granted in-the-money, a loan made to our chief executive officer that was recorded as compensation expense, the sale of restricted shares to our chief executive officer at a price that was deemed less than our common stock's fair value, and deferred compensation related to one of our acquisitions.

  Restructuring charge

   In December 2000, we approved a restructuring plan that included the realignment of our operations into two operating units, consolidation of certain facilities, the closing of our Singapore and New Delhi offices and the reduction of approximately 130 employees, including 95 billable professionals. We recorded a special charge of $8.1 million related to the restructuring in the fourth quarter of 2000. This charge consisted of $3.4 million in lease termination costs, $2.4 million in non-cash property and equipment write-downs related to facility closures, $1.8 million in severance and other termination costs and $0.5 million in other restructuring costs.

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

Net loss

   Net loss for 2000 was $21.2 million compared to net loss of $2.6 million in 1999. The increase in net loss resulted from increases in expenses that were not commensurate with the increases in revenue, our $8.1 million restructuring charge and a $3.9 million write-down of our investments in the fourth quarter of 2000. These were partially offset by an increase in other income to $5.2 million in 2000 from $0.5 million in 1999 and an increase in income tax benefit to $9.9 million in 2000 from $0.4 million in 1999.

Quarterly results

   The following table presents our unaudited quarterly data for the periods indicated. We derived this data from our unaudited consolidated interim financial statements, and, in our opinion, this data includes all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods. Our quarterly operating results have varied significantly in the past and may continue to do so in the future due to a number of factors, including, but not limited to, the number, size and scope of client engagements, unanticipated changes in the scope, delays, deferrals and/or cancellations of significant client engagements, utilization rates, the extent to which we use subcontractors, realized hourly billing rates, variability in market demand for Internet services and general economic conditions. For example, while our five largest clients represented 73% of our revenues in 2001, we generated 89% of our revenues from our five largest clients in the fourth quarter of 2001. We believe that our results for any given quarter or series of quarters are not necessarily indicative of our results that may be expected for any future period. However, our quarterly operating results may represent trends that aid in understanding our business.

                                                                         Quarter Ended
                                           ------------------------------------------------------------------------
                                           Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31,
                                             2000     2000     2000      2000     2001     2001     2001      2001
                                           -------- -------- --------- -------- -------- -------- --------- --------
                                                                         (In millions)
Statement of Operations Data:
Revenues..................................  $17.1    $23.6     $20.3    $ 15.0   $ 12.0   $ 10.2    $10.4    $ 9.3
Operating expenses:
   Professional services..................    9.1     12.0      12.0      10.9      9.0      7.5      6.5      5.2
   Selling, general and administrative....   10.3     13.1      16.4      14.0     10.6      8.8      6.4      5.0
   Amortization of deferred compensation..    0.6      0.7       0.6       0.6      0.7      0.7      0.7      0.7
   Restructuring charge...................     --       --        --       8.1      2.2      9.5       --      2.6
                                            -----    -----     -----    ------   ------   ------    -----    -----
      Total operating expenses............   20.0     25.8      29.0      33.6     22.5     26.5     13.6     13.5
                                            -----    -----     -----    ------   ------   ------    -----    -----
Loss from operations......................   (2.9)    (2.2)     (8.7)    (18.6)   (10.5)   (16.3)    (3.2)    (4.2)
Other income, net.........................    0.9      1.5       1.5       1.3      1.4      0.9      0.7      0.5
Write-down of investments.................     --       --        --      (3.9)      --       --       --       --
Income tax benefit........................    0.6       --       2.1       7.2      3.3      5.8      0.9      1.5
                                            -----    -----     -----    ------   ------   ------    -----    -----
Net loss..................................  $(1.4)   $(0.7)    $(5.1)   $(14.0)  $ (5.8)  $ (9.6)   $(1.6)   $(2.2)
                                            =====    =====     =====    ======   ======   ======    =====    =====

   Our quarterly revenues decreased through most of 2001 primarily due to decreased market demand and downward pressure on our realized billing rate. The costs of professional services decreased quarterly during 2001 as a result of our restructuring efforts related to the reduction of billable professionals. Selling, general and administrative expenses during 2001 decreased as a result of restructuring efforts related to the consolidation of office space combined with the reduction of non-billable professionals. The restructuring charges during 2000 and 2001 relate to our continued effort to adjust our cost structure commensurate with the decrease in demand for our services. The majority of other income represents interest income associated with our cash and investment balances. The decrease during 2001 is consistent with the decrease in market interest rates and our declining cash balance.

Liquidity and Capital Resources

   During 2001, we financed our operations and investments in property and equipment primarily through cash, cash equivalents and investments on-hand.

   Cash, cash equivalents, and short-term and long-term investments decreased to $64.5 million at December 31, 2001 from $83.9 million at December 31, 2000. This decrease is the result of cash used for operating activities of approximately $15.6 million, capital expenditures of $2.5 million and the $3.0 million payment of a note payable to a former stockholder. Such decreases were offset by $1.4 million of cash proceeds from the sale of an investment and $0.3 million from the exercise of Company stock options by employees.

   We have a $3.5 million line of credit. The annual interest rate on amounts borrowed under the line of credit is calculated using the lender's "index rate," which was 4.75% at December 31, 2001. As of December 31, 2001, the lender waived our compliance with one of the debt service ratio requirements of the facility. There were no borrowings under the facility during 2000 or 2001. The $3.5 million line of credit expires on April 1, 2002, however, we anticipate that the credit line will be renewed.

   As of December 31, 2001, remaining cash outflow under the restructuring plans is expected to be approximately $7.6 million, of which $3.9 million is expected to be disbursed during 2002. The balance is expected to be paid out over the following seven years. The timing of these payments may be accelerated if we are able to negotiate favorable lease buy-out arrangements or subleases.

   In January 2002 we acquired certain assets of Luminant Worldwide Corporation, a Texas-based firm providing electronic commerce professional services. The total purchase price was $6.8 million, consisting of a $5.2 million cash purchase price, $1.0 million for certain purchased account receivable balances (consisting of $2.6 million of receivables purchased less $1.6 million of receivables collected by Luminant before we were obligated to pay for all receivables), and $0.6 million of transaction costs and assumed liabilities. As part of this acquisition we hired professionals associated with practices in Dallas, Houston and New York. Despite the acquisition, we have experienced lower than expected revenue growth during the first quarter of 2002. We have taken steps to further reduce our cost structure by reducing our overall workforce in certain locations where our capacity was in excess of the current demand for our services.

   We anticipate that our capital expenditures for 2002 will be between $2.0 million and $4.0 million, as we continue to support the infrastructure necessary to maintain our operations, exclusive of the expenditures we incurred in connection with the Luminant acquisition. We may also attempt to expand our solutions and service offerings and gain access to new markets through acquisitions, but we have not included any expenses related to acquisitions in our description of expected capital expenditures. In addition, we do not have any agreements, commitments or understandings with respect to any material acquisitions.

   We believe that the cash provided from operations and cash on hand will be sufficient to meet our anticipated working capital and capital expenditure requirements through December 31, 2002.

Outlook

   Although we expect our revenues for the three months ending March 31, 2002 to be approximately $7.5 million, we expect revenues to increase later in 2002. As a result of our restructuring efforts and the expenses associated with the Luminant acquisition, we expect our expenses for the first quarter of 2002 to be above the level in the previous quarter, and we expect to report an operating loss for the quarter ending March 31, 2002.

   Our restructuring activity during 2000 and 2001 reduced our quarterly cost structure of professional services and selling, general and administrative expense to approximately $10.0 million. The Luminant transaction consummated on January 8, 2002 increased our quarterly cost structure by approximately $3.0 million to a total of $13.0 million. However, we expect that as a result of additional cost reduction measures taken late in the first quarter of 2002, our ongoing quarterly cost structure will be approximately $10.0 million.

Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. This statement requires that intangible assets with finite useful lives be amortized and intangible assets with indefinite lives and goodwill no longer be amortized, but instead be tested for impairment at least annually. We do not anticipate that the adoption of SFAS Nos. 141 and 142 will have a material effect on our existing assets as of December 31, 2001. We will account for our purchase of certain Luminant Worldwide Corporation assets pursuant to SFAS 141 and SFAS
142. As a result, approximately $3.0 million of the $6.8 million purchase price will be allocated to goodwill and assembled workforce and, as a result, will not be amortized.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" while retaining many of the provisions of that statement. We do not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

   In February 2002, the FASB issued EITF D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" ("EITF D-103"), which is effective for fiscal years beginning after December 15, 2001. EITF D-103 addresses the change in reporting requirements for reimbursable expenses related to the delivery of services. We expect that the adoption of this new guidance in the first quarter of 2002 will cause our recorded revenues to increase and will also correspondingly increase our professional services expense, which will result in no change to our professional service margin. We will restate prior periods in accordance with EITF D-103 to provide comparability.

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

Item 8. Financial Statements and Supplementary Data

   The financial statements and financial statement schedule, with the report of independent accountants, listed in Item 14 are included in this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information provided in response to this item will be contained in our 2002 Annual Meeting definitive proxy statement under the headings "Election of Directors" and "Executive Officers" and is incorporated herein by reference.

Item 11. Executive Compensation

   The information provided in response to this item will be contained in our 2002 Annual Meeting definitive proxy statement under the heading "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information provided in response to this item will be contained in our 2002 Annual Meeting definitive proxy statement under the heading "Security Ownership of Management and Principal Stockholders" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information provided in response to this item will be contained in the 2002 Annual Meeting definitive proxy statement under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) 1. Financial Statements

       We have filed the following financial statements, with the report of independent accountants, as part of this Annual Report on Form 10-K:

          Report of PricewaterhouseCoopers LLP, Independent Accountants.

          Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001.

          Consolidated Balance Sheets as of December 31, 2000 and 2001.

          Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 2000 and 2001.

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001.

       2. Financial Statement Schedules

       We have filed the following financial statement schedule as part of this Annual Report on Form 10-K:

          Schedule II--Valuation and Qualifying Accounts

       3. Exhibits--See Index on pages 26 through 27 of this Annual Report on Form 10-K.

   (b) Reports on Form 8-K

       On December 9, 2001, we reported to the Securities and Exchange Commission under Item 5, Other Events, that we had entered into an Asset Purchase Agreement with Luminant Worldwide Corporation.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April 2002.

                                          LANTE CORPORATION

                                                  /S/  C. RUDY PURYEAR
                                          By ________________________________
                                              C. Rudy Puryear, Chief Executive
                                                   Officer and President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 1st day of April 2002.

          Signature                       Title
          ---------                       -----
     /S/  JOHN C. KRAFT       Chairman of the Board of
----------------------------- Directors
        John C. Kraft
    /S/  C. RUDY PURYEAR      Chief Executive Officer,
----------------------------- President and Director
       C. Rudy Puryear        (Principal Executive Officer)
    /S/  WILLIAM J. DAVIS     Chief Financial Officer
----------------------------- (Principal Financial and
      William J. Davis        Accounting Officer)
    /S/  PAUL D. CARBERY      Director
-----------------------------
       Paul D. Carbery
     /S/  JAMES E. COWIE      Director
-----------------------------
       James E. Cowie
    /S/  JUDITH HAMILTON      Director
-----------------------------
       Judith Hamilton
      /S/  JOHN LANDRY        Director
-----------------------------
         John Landry
     /S/  JOHN R. OLTMAN      Director
-----------------------------
       John R. Oltman
     /S/  MARK A. TEBBE       Director
-----------------------------
        Mark A. Tebbe
    /S/  PAUL G. YOVOVICH     Director
-----------------------------
      Paul G. Yovovich

                     INDEX TO EXHIBITS--LANTE CORPORATION

                         COMMISSION FILE NO. 00-28785

Exhibit  Note
Number  Number                                         Exhibit
------- ------                                         -------
 3.1      (1)  Amended and Restated Certificate of Incorporation of the Registrant

 3.2     (10)  Amended and Restated By-laws of the Registrant

10.1*     (3)  Registrant's Amended and Restated 1998 Stock Option Plan

10.2*     (3)  Form of Option Agreement pursuant to Registrant's Amended and Restated 1998 Stock
               Option Plan

10.3*     (1)  Form of Indemnification Agreement for Executive Officers and Directors

10.4      (1)  Registration Rights Agreement dated June 17, 1999

10.5      (1)  Software License and Services Agreement between Evolve Software, Inc. and Registrant dated September 3, 1999

10.6*     (1)  Employment, Confidentiality and Noncompete Agreement between Registrant and Mark
               A. Tebbe

10.6.1*   (5)  First Amendment to Employment, Confidentiality and Noncompete Agreement dated
               June 1, 2001 between Registrant and Mark A. Tebbe

10.7*     (1)  Employment Agreement between Registrant and C. Rudy Puryear dated as of June 16,
               1999

10.7.1*  (10)  Stock Purchase and Amendment Agreement between Registrant and C. Rudy Puryear dated as of January 21, 2002

10.8*     (1)  Promissory Note in the amount of $2,500,000 by C. Rudy Puryear to the Registrant, dated
               June 30, 1999

10.9*    (10)  Promissory Note in the amount of $544,920 by C. Rudy Puryear to the Registrant, dated
               January 21, 2002

10.10     (1)  Amended and Restated Loan and Security Agreement between Registrant and Old Kent
               Bank, dated December 29, 1998, as amended on June 15, 1999

10.10.1   (7)  Amendment to Amended and Restated Loan and Security Agreement between Registrant and Old Kent Bank, dated January 1, 2001

10.11     (1)  Common Stock Purchase Agreement between Registrant and certain stockholders

10.12     (1)  Master Service Agreement between Registrant and Dell Products, L.P. dated as of
               December 7, 1999

10.12.1  (10)  Amendment One to Master Services Agreement between Registrant and Dell Products
               L.P. dated December 27, 2001.

10.13*    (4)  Form of Employment Agreement between Registrant and certain Executive Officers of the Registrant

10.14*    (6)  Amended and Restated Employment Agreement dated August 13, 2001 between
               Registrant and William J. Davis

10.15*    (6)  Amended and Restated Employment Agreement dated August 13, 2001 between
               Registrant and Marvin Richardson

10.16*    (8)  Registrant's 2001 Stock Option Plan

Exhibit   Note
Number   Number                                    Exhibit
-------- ------                                    -------
10.16.1*   (8)  Form of Option Agreement pursuant to Registrant's 2001 Stock Option Plan

10.17      (9)  Amended and Restated Asset Purchase Agreement between Registrant and Luminant
                Worldwide Corporation

21        (10)  Subsidiaries of Registrant

23        (10)  Consent of PricewaterhouseCoopers LLP

--------
   *Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
 (1) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-92373), initially filed with the SEC on December 8, 1999, as amended, and incorporated herein by reference.
 (2) Previously filed with the Commission on May 15, 2001 as an exhibit to the Registrant's Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference.
 (3) Previously filed as an exhibit to the Registrant's Tender Offer Statement on Schedule TO, initially filed with the SEC on December 20, 2000, as amended, and incorporated herein by reference.
 (4) Previously filed with the Commission on May 15, 2000 as an exhibit to the Registrant's Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.
 (5) Previously filed with the Commission on August 10, 2001 as an exhibit to the Registrant's Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.
 (6) Previously filed with the Commission on November 14, 2001 as an exhibit to the Registrant's Form 10-Q for the period ended September 30, 2001 and incorporated herein by reference.
 (7) Previously filed with the Commission on April 2, 2001 as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.
 (8) Previously filed with the Commission on July 2, 2001 as an exhibit to Registrant's Form S-8 and incorporated herein by reference.
 (9) Previously filed with the Commission on January 22, 2002 as an exhibit to Registrant's Form 8-K and incorporated herein by reference.
(10) Filed as an exhibit hereto.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Page
                                                                  ----
          Consolidated Financial Statements of Lante Corporation:

             Report of Independent Accountants................... F-2

             Consolidated Statements of Operations............... F-3

             Consolidated Balance Sheets......................... F-4

             Consolidated Statements of Stockholders' Equity..... F-5

             Consolidated Statements of Cash Flows............... F-6

             Notes to Consolidated Financial Statements.......... F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
  Stockholders of Lante Corporation

   In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page 24 present fairly, in all material respects, the financial position of Lante Corporation and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page 24 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
January 23, 2002

                               LANTE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                                    Year Ended December 31,
                                                                  ---------------------------
                                                                   1999      2000      2001
                                                                  -------  --------  --------
Revenues......................................................... $23,078  $ 76,089  $ 40,287
Related party revenues...........................................   9,886        --        --
Master service agreement fulfillment revenues....................      --        --     1,640
                                                                  -------  --------  --------
       Total revenues............................................  32,964    76,089    41,927
                                                                  -------  --------  --------
Operating expenses:
   Professional services.........................................  17,477    44,080    28,181
   Selling, general and administrative...........................  18,104    53,821    30,762
   Amortization of deferred compensation.........................   1,188     2,541     2,788
   Restructuring charges.........................................      --     8,100    14,341
                                                                  -------  --------  --------
       Total operating expenses..................................  36,769   108,542    76,072
                                                                  -------  --------  --------
Loss from operations.............................................  (3,805)  (32,453)  (34,145)
Other income, net................................................     792     5,157     3,484
Write-down of investments........................................      --    (3,851)       --
                                                                  -------  --------  --------
Loss before income taxes.........................................  (3,013)  (31,147)  (30,661)
Income tax benefit...............................................     431     9,939    11,467
                                                                  -------  --------  --------
Net loss.........................................................  (2,582)  (21,208)  (19,194)
Dividends and accretion on mandatorily redeemable preferred stock    (977)     (234)       --
                                                                  -------  --------  --------
Net loss available to common stockholders........................ $(3,559) $(21,442) $(19,194)
                                                                  =======  ========  ========
Net loss per common share, basic and diluted..................... $ (0.16) $  (0.60) $  (0.49)
Unaudited pro forma net loss per common share, basic and diluted. $ (0.15)       nm        nm
Basic and diluted weighted average shares outstanding............  22,204    35,798    38,960



  The accompanying notes are an integral part of these consolidated financial statements

                               LANTE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                     (In thousands, except per share data)

                                                                                       December 31,
                                                                                    ------------------
                                                                                      2000      2001
                                                                                    --------  --------
                                      ASSETS

Current assets:
   Cash and cash equivalents....................................................... $ 27,875  $ 28,917
   Short-term investments..........................................................   56,031    28,283
   Trade accounts receivable (net of allowance of $2,013 and $374 at December 31,
     2000 and 2001, respectively)..................................................   10,665     2,796
   Current deferred income taxes...................................................    1,768     2,224
   Other current assets............................................................      760       857
                                                                                    --------  --------
       Total current assets........................................................   97,099    63,077
Property and equipment, net........................................................   13,490     6,347
Noncurrent deferred income taxes...................................................   10,797    21,711
Long-term investments..............................................................       --     7,340
Other assets.......................................................................    3,102       342
                                                                                    --------  --------
       Total assets................................................................ $124,488  $ 98,817
                                                                                    ========  ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable................................................................ $  4,709  $  3,399
   Accrued compensation and related costs..........................................    5,220     3,335
   Deferred revenues...............................................................    3,322       143
   Accrued restructuring costs.....................................................    4,695     7,640
   Current portion of note payable--redeemed shares................................    3,008        --
   Other current liabilities.......................................................      311        --
                                                                                    --------  --------
       Total current liabilities...................................................   21,265    14,517
Other liabilities..................................................................      291       274
                                                                                    --------  --------
       Total liabilities...........................................................   21,556    14,791
                                                                                    --------  --------
Commitments and contingencies......................................................       --        --
Stockholders' equity:
   Preferred stock, $0.01 par value; 10,000 shares authorized, 4,243 allocated to
     Series A convertible preferred stock, no shares issued and outstanding as of
     December 31, 2000 and 2001....................................................       --        --
   Common stock, $0.01 par value; 150,000 shares authorized, 40,150 shares issued and outstanding as of December 31, 2000, 38,912 shares issued and outstanding
     as of December 31, 2001.......................................................      401       389
   Additional paid in capital......................................................  139,940   138,483
   Retained deficit................................................................  (30,814)  (50,008)
   Deferred compensation...........................................................   (3,107)   (1,177)
   Note receivable--stockholder....................................................   (3,488)   (3,661)
                                                                                    --------  --------
       Total stockholders' equity..................................................  102,932    84,026
                                                                                    --------  --------
       Total liabilities and stockholders' equity.................................. $124,488  $ 98,817
                                                                                    ========  ========

  The accompanying notes are an integral part of these consolidated financial statements

                               LANTE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (In thousands)

                                                           Shares                 Par Value
                                                  ------------------------  ---------------------  Additional Retained
                                                           Class    Class                           Paid In   Earnings
                                                  Common     A        B     Common Class A Class B  Capital   (Deficit)
                                                  ------  -------  -------  ------ ------- ------- ---------- ---------
Balance at December 31, 1998.....................     --   10,191   12,291     --   $ 102   $ 123   $    577  $  2,113
Conversion of Class A and Class B common stock to
 one class of common shares...................... 22,481  (10,191) (12,291)  $225    (102)   (123)        --        --
Redemption of common stock....................... (4,460)      --       --    (45)     --      --     (4,916)   (4,567)
Issuance of common stock.........................  3,640       --       --     36      --      --     10,399        --
Conversion of debt to common stock...............  2,700       --       --     27      --      --      2,667        --
Exercise of stock options........................  1,708       --       --     17      --      --        387        --
Preferred stock dividends and accretion..........     --       --       --     --      --      --       (977)       --
Deferred compensation............................     --       --       --     --      --      --      5,190        --
Amortization of deferred compensation............     --       --       --     --      --      --         --        --
Issuance of options and warrants.................     --       --       --     --      --      --      1,258        --
Stock committed to Lante Foundation..............     --       --       --     --      --      --      3,360        --
Income tax benefit from exercise of stock options     --       --       --     --      --      --        564        --
Net loss.........................................     --       --       --     --      --      --         --    (2,582)
Dividends........................................     --       --       --     --      --      --         --    (4,570)
                                                  ------  -------  -------   ----   -----   -----   --------  --------
Balance at December 31, 1999..................... 26,069       --       --    260      --      --     18,509    (9,606)
Redemption of common stock.......................     (1)      --       --     --      --      --        (10)       --
Issuance of common stock.........................  1,000       --       --     10      --      --     10,990        --
Exercise of stock options and warrants...........  1,074       --       --     11      --      --        331        --
Preferred stock dividends and accretion..........     --       --       --     --      --      --       (234)       --
Conversion of preferred stock into common stock..  7,072       --       --     71      --      --     25,891        --
Amortization of deferred compensation............     --       --       --     --      --      --         --        --
Initial public offering of common stock..........  4,600       --       --     46      --      --     83,331        --
Issuance of stock to Lante Foundation............    336       --       --      3      --      --         (3)       --
Forfeiture of stock options......................     --       --       --     --      --      --       (298)       --
Accrued interest on note receivable..............     --       --       --     --      --      --         --        --
Cumulative translation adjustment................     --       --       --     --      --      --        (23)       --
Income tax benefit from exercise of stock options     --       --       --     --      --      --      1,456        --
Net loss.........................................     --       --       --     --      --      --         --   (21,208)
                                                  ------  -------  -------   ----   -----   -----   --------  --------
Balance at December 31, 2000..................... 40,150       --       --    401      --      --    139,940   (30,814)
Redemption of common stock....................... (2,000)      --       --    (20)     --      --     (1,620)       --
Exercise of stock options and warrants...........    203       --       --      2      --      --         76        --
Employee Stock Purchase Plan.....................    559       --       --      6      --      --        479        --
Issuance of advisor options......................     --       --       --     --      --      --         43        --
Forfeiture of stock options......................     --       --       --     --      --      --       (518)       --
Amortization of deferred compensation............     --       --       --     --      --      --         --        --
Accrued interest on note receivable..............     --       --       --     --      --      --         --        --
Cumulative translation adjustment................     --       --       --     --      --      --         83        --
Net loss.........................................     --       --       --     --      --      --         --   (19,194)
                                                  ------  -------  -------   ----   -----   -----   --------  --------
Balance at December 31, 2001..................... 38,912       --       --   $389   $  --   $  --   $138,483  $(50,008)
                                                  ======  =======  =======   ====   =====   =====   ========  ========

                                                                   Note         Total
                                                    Deferred   Receivable-- Stockholders'
                                                  Compensation Stockholder     Equity
                                                  ------------ ------------ -------------
Balance at December 31, 1998.....................        --           --      $  2,915
Conversion of Class A and Class B common stock to
 one class of common shares......................        --           --            --
Redemption of common stock.......................        --           --        (9,528)
Issuance of common stock.........................        --      $(3,315)        7,120
Conversion of debt to common stock...............        --           --         2,694
Exercise of stock options........................        --           --           404
Preferred stock dividends and accretion..........        --           --          (977)
Deferred compensation............................   $(5,190)          --            --
Amortization of deferred compensation............       577           --           577
Issuance of options and warrants.................        --           --         1,258
Stock committed to Lante Foundation..............        --           --         3,360
Income tax benefit from exercise of stock options        --           --           564
Net loss.........................................        --           --        (2,582)
Dividends........................................        --           --        (4,570)
                                                    -------      -------      --------
Balance at December 31, 1999.....................    (4,613)      (3,315)        1,235
Redemption of common stock.......................        --           --           (10)
Issuance of common stock.........................        --           --        11,000
Exercise of stock options and warrants...........        --           --           342
Preferred stock dividends and accretion..........        --           --          (234)
Conversion of preferred stock into common stock..        --           --        25,962
Amortization of deferred compensation............     1,208           --         1,208
Initial public offering of common stock..........        --           --        83,377
Issuance of stock to Lante Foundation............        --           --            --
Forfeiture of stock options......................       298           --            --
Accrued interest on note receivable..............        --         (173)         (173)
Cumulative translation adjustment................        --           --           (23)
Income tax benefit from exercise of stock options        --           --         1,456
Net loss.........................................        --           --       (21,208)
                                                    -------      -------      --------
Balance at December 31, 2000.....................    (3,107)      (3,488)      102,932
Redemption of common stock.......................        --           --        (1,640)
Exercise of stock options and warrants...........        --           --            78
Employee Stock Purchase Plan.....................        --           --           485
Issuance of advisor options......................       (43)          --            --
Forfeiture of stock options......................       312           --          (206)
Amortization of deferred compensation............     1,661           --         1,661
Accrued interest on note receivable..............        --         (173)         (173)
Cumulative translation adjustment................        --           --            83
Net loss.........................................        --           --       (19,194)
                                                    -------      -------      --------
Balance at December 31, 2001.....................   $(1,177)     $(3,661)     $ 84,026
                                                    =======      =======      ========

  The accompanying notes are an integral part of these consolidated financial statements

                               LANTE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                                                   Year ended December 31,
                                                                                                 ---------------------------
                                                                                                  1999      2000      2001
                                                                                                 -------  --------  --------
Cash flows from operating activities:
    Net loss.................................................................................... $(2,582) $(21,208) $(19,194)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:...
       Depreciation.............................................................................     645     3,067     3,833
       Deferred income taxes....................................................................    (508)  (11,493)  (11,370)
       Option issued to ZixIt Corporation.......................................................   1,258        --        --
       Option received from ZixIt Corporation...................................................  (4,902)       --        --
       Amortization of deferred compensation....................................................   1,188     2,541     2,788
       Charitable contribution of company stock.................................................   3,360        --        --
       Master service agreement fulfillment revenues............................................      --        --    (1,640)
       Non-cash portion of restructuring charges................................................      --     2,422     5,192
       Write-down of investments................................................................      --     3,851        --
       Income tax benefit related to exercised stock options....................................      --     1,456        --
       Other, net...............................................................................     (37)     (112)     (174)
       Increase (decrease) in cash attributable to changes in assets and liabilities:
          Trade accounts receivable.............................................................  (7,107)     (316)    7,869
          Other current assets..................................................................    (504)     (153)      (97)
          Other assets..........................................................................  (3,882)     (220)      152
          Accounts payable......................................................................   5,349       (85)   (1,310)
          Accrued restructuring costs...........................................................      --     4,695     3,642
          Accrued compensation and related costs................................................   2,226     2,069    (1,885)
          Deferred revenues.....................................................................   2,093     1,167    (3,179)
          Other liabilities.....................................................................      15       110      (199)
                                                                                                 -------  --------  --------
             Net cash used in operating activities..............................................  (3,388)  (12,209)  (15,572)
                                                                                                 -------  --------  --------
Cash flows from investing activities:
    Capital expenditures........................................................................  (6,157)  (12,013)   (2,533)
    Sales (purchases) of short-term and long-term investments...................................      --   (56,031)   20,408
    Other.......................................................................................    (426)     (250)    1,394
                                                                                                 -------  --------  --------
             Net cash provided by (used in) investing activities................................  (6,583)  (68,294)   19,269
                                                                                                 -------  --------  --------
Cash flows from financing activities:
    Proceeds from initial public offering of common stock, net..................................      --    83,377        --
    Proceeds from private issuances of common stock, net........................................   9,878    11,000        --
    Proceeds from issuance of mandatorily redeemable preferred stock, net.......................  24,751        --        --
    Redemption of common stock..................................................................  (6,521)       --        --
    Payments on note payable to stockholder.....................................................      --        --    (3,008)
    Loan to executive officer...................................................................  (3,228)       --        --
    Dividends paid..............................................................................  (4,570)       --        --
    Other, net..................................................................................     (24)      309       353
                                                                                                 -------  --------  --------
             Net cash provided by (used in) financing activities................................  20,286    94,686    (2,655)
                                                                                                 -------  --------  --------
Net increase in cash and cash equivalents....................................................... $10,315  $ 14,183  $  1,042
Cash and cash equivalents, beginning of period.................................................. $ 3,377  $ 13,692  $ 27,875
Cash and cash equivalents, end of period........................................................ $13,692  $ 27,875  $ 28,917
Supplemental disclosure of cash flow information:
    Cash paid for interest...................................................................... $    82  $     75  $    298
                                                                                                 =======  ========  ========
    Cash paid for taxes......................................................................... $   408  $    100  $      8
                                                                                                 =======  ========  ========
Supplemental disclosure of non-cash transaction:
    Conversion of Series A convertible preferred stock to common stock..........................      --  $ 25,962        --
                                                                                                 =======  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements

                               LANTE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (In thousands, except per share data)

1. Nature of Business

   Lante Corporation (the "Company"), a Delaware corporation, is a technology consulting company that helps Global 2000 clients leverage new technologies to build competitively superior businesses. The Company customizes core extended enterprise applications to provide clients with new features to enable them to benefit from the trend toward information that is more interactive, real-time, collaborative, extended and private. Over the past several years, the Company has helped companies develop Internet-based business-to-business connections to make business more efficient. As technology continues to evolve, the Company is now building upon its extended enterprise focus by utilizing new technologies to enhance the functionality of the applications provided to its clients.

2. Summary of Significant Accounting Policies

  Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

  Revenue Recognition

   Revenues from time and materials engagements are recognized as services are provided. Revenues from fixed-fee engagements are recognized on the percentage-of-completion method of accounting, based on the hours incurred compared to total estimated hours. Anticipated losses on engagements, if any, are charged to earnings when identified.

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

  Short-Term and Long-Term Investments

   In accordance with the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has categorized its marketable debt securities as "held-to-maturity" and they are carried at their amortized costs. The Company's short-term and long-term investments consist of commercial paper, U.S. Treasury instruments and corporate bonds. Investments with remaining maturities greater than twelve months are classified as long-term. During 2000 approximately $34,896 of investments were sold prior to their maturity due to unforeseen exposure related to the Investment Company Act of 1940. During 2001, approximately $1,498 of investments were sold prior to their original maturity due to significant deterioration in the issuer's credit worthiness. During the years ended December 31, 2000 and 2001, realized and unrealized gains and losses were not material.

  Property and Equipment

   Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for renewals and improvements that significantly extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and amortization are computed

                               LANTE CORPORATION

                     (In thousands, except per share data)

using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the remaining lease term. The estimated useful lives are as follows:

             Computers, computer peripherals and software 3-5 years
             Office machines and equipment............... 5-7 years
             Furniture and fixtures......................  10 years

   The Company reviews the carrying values of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

  Income Taxes

   The Company provides deferred income taxes pursuant to the requirements of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax bases of assets and liabilities and carry-forwards using currently enacted tax rates. The Company estimates its income tax valuation allowance by assessing which deferred tax assets are more likely than not to be recovered in the future. (see Note 8)

  Use of Estimates in the Preparation of Financial Statements

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

  Concentration of Credit Risk

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments, long-term investments and trade accounts receivable. The Company's cash flow can be exposed to market risks primarily in the form of changes in interest rates. The Company's cash management and investment policies restrict investments to highly liquid, low risk debt instruments. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes.

   The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses and such losses have been within management's expectations except for one credit loss during 2000 that resulted in the recording of $1.4 million of additional bad debt expense. As of December 31, 2001, the Company's three largest clients accounted for 67% of the accounts receivable balance. As of December 31, 2000, the Company's largest client accounted for 17% of the accounts receivable balance. There were no other clients who represented more than 10% of the Company's accounts receivable balances as of December 31, 2001 or 2000. For the year ended December 31, 2001, Aon Service Corporation and Airborne Express were the Company's two largest clients, accounting for 39% and 12% respectively, of total revenues. No client accounted for more than 10% of total revenues for the year ended December 31, 2000.

                               LANTE CORPORATION

                     (In thousands, except per share data)


  Fair Value of Financial Instruments

   The carrying value of current assets and liabilities approximated their fair value at December 31, 2001 and 2000.

  Stock-Based Compensation

   The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, ''Accounting for Stock Issued to Employees'' and related interpretations and elects the disclosure option of SFAS No. 123. SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the exercise price (see Note 13).

  Comprehensive Income

   Effective January 1, 1998, the Company implemented SFAS No. 130, ''Reporting Comprehensive Income.'' SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the transactions that are required to be reported in comprehensive income are not material.

  Reclassification

   Certain prior year amounts have been reclassified to conform to the current year presentation.

  Stock Split

   In October 1999, the Board of Directors declared a two for one stock split of the common stock effected in the form of a dividend. The accompanying consolidated financial statements and related notes give retroactive effect to this stock split.

  Basic and Diluted Net Loss Per Share

   The Company computes basic and diluted net income (loss) per share in accordance with SFAS No. 128, ''Earnings per Share.'' Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding, adjusted, if dilutive, for the effect of common stock equivalents. Common stock equivalents are composed of incremental shares of common stock issuable upon the exercise of stock options and warrants, common stock subject to restrictions and incremental shares of stock issuable upon the conversion of subordinated convertible debt and Series A convertible preferred stock.

   For the years ended December 31, 1999, 2000 and 2001, additional shares potentially issuable for restricted shares, stock options, convertible debt, and the Company's Series A convertible preferred stock would have been 9,060, 5,858 and 1,544, respectively but for the net loss recorded.

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

                                                           1999 2000 2001
                                                           ---- ---- -----
      Weighted average effect of common stock equivalents:
         Options outstanding..............................  14  550  5,568
         Restricted shares................................  --   --    700
         Warrants.........................................  41   --     --
                                                            --  ---  -----
                                                            55  550  6,268
                                                            ==  ===  =====

   The following table gives pro forma effect for income taxes assuming that the Company was a
C-Corporation for all of 1999 (see Note 8).

                                                                 1999
                                                                -------
        Pro forma (unaudited):
           Net loss available to common stockholders........... $(3,559)
           Pro forma adjustment to tax benefit.................     321
                                                                -------
           Pro forma net loss available to common stockholders. $(3,238)
                                                                =======
           Pro forma loss per share basic and diluted.......... $ (0.15)
                                                                =======

3. Master service agreement fulfillment revenues

   In December 1999, the Company and Dell Computer Corporation (''Dell'') entered into a strategic alliance. As part of the strategic alliance, Dell purchased 1,000 shares of the Company's common stock at $11.00 per share and 1,000 shares from one of the Company's stockholders and trusts for the benefit of his family at $11.00 per share. The Company and a subsidiary of Dell also entered into a master service agreement under which the subsidiary guaranteed minimum annual revenues to the Company totaling $40,000 over a five-year period, although the subsidiary had the right to terminate the agreement after three years. The guaranteed revenues for the first three years were approximately $15,000.

   In December 2001, Dell and the Company executed an amendment to the master service agreement. In accordance with the modified agreement, Dell paid the Company $1,640 to fulfill its 2001 revenue commitment. Dell made the payment by tendering 2,000 shares of Company stock with a market value of $0.82 per share. Subject to Dell's ability to make certain payments to the Company in lieu of purchasing services, the revised agreement calls for Dell to purchase $1,000 of services from the Company in each of the next five quarters, beginning in the first quarter of 2002.

4. Acquisitions

   On September 2, 1999, the Company acquired Ingenious, Inc. (''Ingenious''), a consulting company, for total consideration of $1,121. The acquisition was recorded under the purchase method of accounting. As part of the acquisition, the two principal owners of Ingenious agreed to employment agreements with the Company through August 31, 2002. If these individuals do not comply with the employment agreements, they will be required to remit to the Company $1,000 of the consideration received. Consequently, $1,000 of the purchase price has been recorded as deferred compensation and is being amortized ratably through August 31, 2002. The

                               LANTE CORPORATION

                     (In thousands, except per share data)

balance of the total purchase price was allocated to other current operating assets. The Ingenious acquisition and one other acquisition consummated during 1999 are not significant and as such, separate pro forma financial information has not been presented (see Note 15).

5. Business Restructuring

   In the fourth quarter of 2000, the Company approved a restructuring plan. The restructuring plan included the consolidation of certain facilities, the realignment of the Company's operations and the closure of the Company's Singapore and India operations. The Company recorded a special charge of $8,100, which increased the after tax net loss by $5,516. The Company terminated approximately 130 employees under the plan related to the closing of the Company's facilities in Asia and by terminating certain billable and nonbillable employees in the U.S.

   During 2001, the Company approved restructuring plans which included the closure and consolidation of certain additional facilities as well as restructuring of the executive management team. The Company recorded a special charge of $14,341 which increased the after tax net loss by $8,978. The charge included the consolidation of certain facilities including the Company's corporate office into the Chicago practice. In 2001, the Company terminated approximately 184 employees under the plans in response to adverse business conditions.

   The Company incurred asset write-downs related to the impairment of fixed assets associated with the restructuring activity during the years ended 2000 and 2001. The impairment related to abandoned leasehold improvements, furniture and fixtures, and equipment.

   Restructuring liability activity consists of the following:

           Balance at December 31, 1999.................... $    --
           Restructuring charges...........................   8,100
           Leasehold improvements and equipment write-downs  (2,400)
           Severance payments..............................    (805)
           Space rationalization payments..................    (200)
                                                            -------
           Balance at December 31, 2000....................   4,695
           Restructuring charges...........................  14,341
           Leasehold improvements and equipment write-downs  (5,192)
           Severance payments..............................  (3,178)
           Space rationalization payments..................  (3,026)
                                                            -------
           Balance at December 31, 2001.................... $ 7,640
                                                            =======

   At December 31, 2001, the restructuring liability consisted of $1,308 of remaining severance liabilities related to employees terminated in December 2001 and $6,332 related to lease termination and other restructuring related costs. Remaining severance payments are expected to be paid during the first quarter of 2002. Payments related to lease terminations could continue through 2009, depending on the Company's ability to successfully negotiate sublease or lease termination arrangements.

                               LANTE CORPORATION

                     (In thousands, except per share data)


6. Property and Equipment

   Property and equipment consisted of the following as of December 31:

                                                      2000     2001
                                                     -------  -------
         Computers, computer peripheral and software $ 8,960  $ 7,876
         Furniture and fixtures.....................   2,592    1,927
         Office machines and equipment..............   2,396    1,329
         Leasehold improvements.....................   3,405    2,564
                                                     -------  -------
                                                      17,353   13,696
         Less: accumulated depreciation.............  (3,863)  (7,349)
                                                     -------  -------
         Property and equipment, net................ $13,490  $ 6,347
                                                     =======  =======

7. Debt

  Bank Line of Credit

   The Company has an amended line of credit in place pursuant to a loan agreement with its commercial bank dated January 1, 2001 and maturing on April 1, 2002. There were no borrowings under the loan as of December 31, 2000 or 2001. The line has a maximum borrowing amount of $3,500 of which $3,000 is subject to a formula based on 75% of eligible accounts receivable. Borrowings are secured by accounts receivable and general Company assets. Borrowings bear interest at the lender's ''index rate'' of 9.50% and 4.75% at December 31, 2000 and 2001, respectively. An unused facility fee is due semiannually in an amount equal to 0.25% of the difference between $3,500 and the average daily outstanding principal. The loan agreement contains certain financial covenants, including maintenance of a 1.75 to 1 debt service ratio and cash investments greater than $25,000 (both as defined). The Company received waivers in respect to the debt service ratio covenants at December 31, 2000 and 2001.

  Subordinated Convertible Debt

   The Company issued eight notes on June 30, 1998 to the Company's advisors, directors and a former Chief Operating Officer. The notes had an aggregate face value of $2,190 and were issued at a premium of $405. The stated interest rate was 5.79%. The notes were recorded at their face value, plus unamortized original issue premium, plus accrued interest. The original issue premium was being amortized using the effective interest rate method over the ten-year life of the notes.

   On July 1, 1999, the holders converted the notes into 2,700 shares of common stock pursuant to an agreement with the Company. The face value of the notes plus accrued interest at conversion aggregated $2,317. As provided in the terms of the notes, the conversion rate was adjusted to $0.86 per share as a result of the common stock dividend distributions prior to conversion of the notes.

8. Income Taxes

   The Company's income tax benefit of $11,467 for the year ended December 31, 2001, consisted of deferred federal tax benefit of $10,269 and deferred state tax benefit of $1,198. The Company's income tax benefit of $9,939 for the year ended December 31, 2000, consisted of a deferred federal tax benefit of $8,933 and deferred state tax benefit of $1,006. The Company's income tax benefit of $431 for the year ended December 31, 1999 consisted of current state tax expense of $77, deferred federal tax benefit of $375 and deferred state tax benefit of $133.

                               LANTE CORPORATION

                     (In thousands, except per share data)


   The Company terminated its S-Corporation election for federal and state purposes on June 17, 1999. Accordingly, all income that was earned in the subsequent C-Corporation period was taxable at the statutory federal and state tax rates. In order to present amounts in a comparable format, the statement of operations includes a pro forma adjustment for additional taxes that would have been recorded if the Company had been a C-Corporation all of 1999 based upon the tax laws in effect during that year. Unaudited pro forma income tax benefit calculated on a separate company basis in conformity with SFAS 109 was as follows:

                        Unaudited pro forma      1999
                        -------------------      -----
                        Current:
                           Federal.............. $ 100
                           State................    22
                        Deferred:
                           Federal..............  (769)
                           State................  (105)
                                                 -----
                        Total income tax benefit $(752)
                                                 =====

   The provisions for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from operations as a result of the following differences for the years ended December 31:

                                                        1999      2000      2001
                                                      --------- --------  --------
                                                      Unaudited
                                                      pro forma
Income tax benefit at statutory U.S. tax rates of 34%  $(1,024) $(10,590) $(10,269)
Increase (decrease) in rates resulting from:
   State taxes.......................................     (120)   (1,067)   (1,198)
   Change in valuation allowance.....................       --     1,323        --
   Other, net........................................      392       395        --
                                                       -------  --------  --------
Benefit for income taxes.............................  $  (752) $ (9,939) $(11,467)
                                                       =======  ========  ========

   Deferred taxes were as follows as of December 31:

                                                     2000     2001
                                                    -------  -------
          Current:
             Accrual to cash....................... $  (157) $   (85)
             Provision for doubtful accounts.......     764      142
             Deferred compensation.................   1,161    2,167
                                                    -------  -------
                 Current deferred tax asset........ $ 1,768  $ 2,224
                                                    -------  -------
          Noncurrent:
             Net operating loss carryforward....... $ 8,952  $16,302
             Charitable contribution...............   8,951    8,951
             Valuation allowance...................  (8,951)  (8,951)
             Depreciation..........................      48    2,679
             Restructuring reserve.................   1,782    2,797
             Other, net............................      15      (67)
                                                    -------  -------
                 Noncurrent deferred tax asset.....  10,797   21,711
                                                    -------  -------
                 Total deferred taxes.............. $12,565  $23,935
                                                    =======  =======

                               LANTE CORPORATION

                     (In thousands, except per share data)


   As of December 31, 2001, the Company has recorded a deferred tax asset of $16,302 reflecting the benefit of approximately $43,000 in loss carryforwards, which expire in varying amounts between 2019 and 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

9. Commitments and Contingencies

  Operating Leases

   The Company is obligated under various noncancellable operating leases for its current office space and restructured office space in Austin, Charlotte, Chicago, Dallas, Los Angeles, New York, San Francisco and Seattle. Future minimum rental commitments under all noncancellable operating leases with initial or remaining terms in excess of one year are as follows for each respective year ending December 31:

                               2002...... $ 3,036
                               2003......   3,093
                               2004......   3,050
                               2005......   2,163
                               2006......   1,541
                               Thereafter   3,108
                                          -------
                                          $15,991
                                          =======

   Rent expense for the years ended December 31, 1999, 2000 and 2001 was $827, $3,073, and $1,776, respectively.

  Letters of Credit

   As of December 31, 2001, the Company had standby letters of credit issued by its bank in the aggregate amount of $872 related to security deposits on three office leases.

10. Employee Loans

   In June 1999, the Company entered into an employment agreement with its president and chief executive officer. Pursuant to this agreement, the Company loaned the executive $2,500 under a note that will mature and be due on the earlier of six months after termination of employment or June 30, 2003. The note bears interest at 5.37% per annum. The loan will be payable upon maturity if the executive is still employed by the Company but only if the fair market value of the executive's holdings in the Company's common stock is greater than an agreed-upon amount. Otherwise, the loan will be forgiven at the rate of $100 per month commencing on the maturity date until all principal and interest is forgiven. If the loan becomes due pursuant to the loan's conditions, but the executive does not have the ability to liquidate his stock, the maturity will be postponed. The Company recorded the loan, included in other assets, as deferred compensation and amortized the loan over 30 months, the period in which the loan may be forgiven.

   In addition, upon execution of the employment agreement, the executive purchased 2,400 restricted shares of common stock at $1.35 per share. Due to the sales price being deemed less than the then current market value,

                               LANTE CORPORATION

                     (In thousands, except per share data)

the Company recorded $2,148 in deferred compensation related to this sale of securities and is amortizing such amount over the 48 month period during which the restrictions lapse. The restrictions are subject to certain acceleration provisions upon a change in control and upon termination of employment. The Company loaned the executive $3,228 on a full recourse basis to purchase the restricted stock. The loan bears interest at 5.37%. The loan and related interest is due three years after the liquidity event (as defined) (see Note
15).

11. Related Party Transactions

   During 1999, the Company's former chairman was a member of the Board of Directors of a corporation that was the Company's most significant client during the fiscal year ended December 31, 1999. In addition, he was a stockholder with beneficial ownership of less than 1% of this client's outstanding common stock as of December 31, 1999. The Company believes that the fees billed to this client were based on customary business terms.

   Upon completion of an engagement for its major client in November 1999, the Company granted to the client a fully vested option to purchase up to 400 shares of the Company's common stock at an exercise price of $7.00 per share resulting in a charge of $1,258. Pursuant to an agreement executed simultaneously with this grant, the Company was given a fully vested option to purchase 167 shares of the client's common shares at $7.625 per share resulting in a benefit of $4,902. The net effect of $3,644 was recorded in other income in the accompanying 1999 statement of operations. During 2000, both the Company and the client exercised their respective options resulting in the issuance of 321 shares of the Company's common stock and the receipt of 143 shares of the client's common stock. Due to an other-than-temporary decline in market value, the Company recorded a $3,601 write-down of the carrying value of the investment in the accompanying 2000 statement of operations.

   In 1999, the Board of Directors authorized the Company to make a contribution to the Lante Foundation in the amount of 336 shares of the Company's common stock. The contribution was completed in March 2000. The Company recorded a charge of $3,360 in 1999 related to this contribution.

12. Retirement Plan

   The Company has a defined contribution profit sharing plan which is qualified under section 401(k) of the Internal Revenue Code and for which most employees are eligible. The plan provides for discretionary Company contributions based on a percentage of eligible participants' compensation, as defined. In addition, the Company may make matching contributions based on eligible participants' deferral contributions. In 1999, 2000 and 2001 the Company expensed matching contributions in the amounts of $266, $583, and $234, respectively.

13. Stockholders' Equity and Other Stock Related Information

  Preferred Stock and Common Stock

   In June 1999, the Company amended its Certificate of Incorporation to provide for one class of common stock and one class of preferred stock. The amendment authorized 50,000 shares of common and 10,000 shares of preferred stock and allocated 4,243 shares as Series A convertible preferred stock. In February 2000, the Company amended its Certificate of Incorporation to increase the authorized number of shares of common stock to 150,000. Each previously issued and outstanding share of voting Class A common stock and non-voting Class B common stock was converted and exchanged into one share of common stock, $0.01 par value.

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

   In September 1999, pursuant to a stockholder's agreement, the Company executed its right to repurchase 2,000 shares of common stock held by a former employee. The Company paid cash of $724 net of $278 due to the Company by the stockholder, and issued a promissory note aggregating $3,008 as payment for the repurchased shares. In January of 2001, the Company paid the principle plus accrued interest on this note.

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

   In December of 2001 the Company received 2,000 shares of its own common stock with a market value of $0.82 per share from Dell USA, L.P., a wholly owned subsidiary of Dell Computer Corporation. The shares were received in conjunction with the unfulfilled revenue commitments related to the master service agreement between Dell USA, L.P. and the Company. The shares were retired upon redemption (see Note 3).

  S-Corporation Dividends

   Prior to June 17, 1999, the Company was treated as an S-Corporation for income tax purposes and paid out dividends to compensate stockholders for their estimated tax liabilities. The dividend totaled $582 in the year ended December 31, 1999. In addition, on June 15, 1999, the Company declared a dividend in conjunction with the conversion to a C-Corporation consisting of $2,488 of accounts receivable and $1,500 of cash.

  Stock Purchase Plan

   Effective January 1, 2000, the Board of Directors authorized the 2000 Employee Stock Purchase Plan (ESPP), which provides for the issuance of a maximum of 800 shares of common stock. The ESPP permits eligible employees to purchase common stock through payroll deductions of up to 15% of the participant's compensation. Amounts accumulated by the employee are used to purchase shares of common stock at the end of semi-annual enrollment periods. The first offering period began on July 14, 2000 and thus, was less than six months long. Offering periods thereafter begin on January 1 and July 1. Purchases will occur on June 30 and December 31, or the first day of trading after these dates. The price of stock purchased under the ESPP is 85% of

                               LANTE CORPORATION

                     (In thousands, except per share data)

the lower of the fair market value of the common stock at the beginning or end of the enrollment period. In accordance with the ESPP the Company issued 94 shares on January 2, 2001, 314 shares on June 30, 2001 and 151 shares on December 31, 2001.

  Stock Option Plan

   In June 1998, the Company adopted its 1998 Option Plan (''the 1998 Plan''), under which it may grant nonqualified stock options for shares of common stock to employees, directors, and advisors. In December 1999, the 1998 Plan was amended to increase the number of nonqualified stock options for shares of common stock available to be granted from 10,000 to 15,000. The 1998 Plan is administered, and grants are determined, by the compensation committee of the Board of Directors. No options were granted under the 1998 Plan after July 1, 2001.

   In March 2001, the Company adopted its 2001 Stock Incentive Plan (''the 2001 Plan''), under which it may grant qualified or nonqualified stock options for shares of common stock to employees, directors, and advisors. The 2001 Plan authorized 8,000 nonqualified stock options for shares of common stock available to be granted. The 2001 Plan is administered, and grants are determined, by the compensation committee of the Board of Directors.

   Options granted under both plans generally vest over a four-year period and expire nine years from the date of grant. Some options have been issued with shorter vesting periods. Stock option activity under both plans is summarized as follows:

                                                    Weighted average
                                            Option   exercise price
                                            shares     per share
                                            ------  ----------------
           Outstanding at December 31, 1998  4,182       $ 0.23
              Granted......................  4,215         2.33
              Exercised.................... (1,708)        0.24
              Canceled.....................   (976)        0.29
                                            ------
           Outstanding at December 31, 1999  5,713         1.77
              Granted......................  4,232        14.91
              Exercised....................   (581)        0.59
              Canceled..................... (1,021)       13.23
                                            ------
           Outstanding at December 31, 2000  8,343         7.12
              Granted......................  7,046         1.14
              Exercised....................   (203)        0.38
              Canceled..................... (5,013)        7.73
                                            ------
           Outstanding at December 31, 2001 10,173         2.80
                                            ======

   Approximately 389 and 1,676 of the outstanding options were exercisable as of December 31, 1999 and 2000, respectively.

                               LANTE CORPORATION

                     (In thousands, except per share data)


   The following table summarizes information about stock options outstanding at December 31, 2001.

                                       Weighted
                            Number      average   Weighted   Number    Weighted
                          outstanding  remaining  average  exercisable average
                             as of    contractual exercise    as of    exercise
Range of exercise prices: period end     life      price   period-end   price
------------------------- ----------- ----------- -------- ----------- --------
      $ 0.23-$ 0.37......    1,724       5.56      $ 0.28     1,386     $ 0.27
       0.85-  2.25.......    6,673       8.34        1.11     1,190       1.36
       2.31- 10.31.......    1,035       7.04        5.08       364       5.55
      10.32- 69.00.......      741       7.20       20.73       433      18.22
                            ------                            -----
      $ 0.23-$69.00......   10,173       7.65      $ 2.80     3,373     $ 3.53
                            ======                            =====

   The Company had 9,135 stock options available for grant at December 31, 2001 (see Note 15).

   In June 1999, the options previously granted to one employee were reduced to 2,000 from 3,500. In conjunction with this change, the vesting of the employee's remaining options was accelerated so that the options were fully vested and the options were immediately exercised at the original price of $0.23 per share.

   In accordance with the provisions of APB 25, the Company recorded deferred compensation of $5,006 during the year ended December 31, 1999 for options issued to employees with an exercise price below the estimated fair value of the common stock at the date of grant. Had compensation expense for the Company's stock option Plans and the ESPP been determined based on the fair value at the grant date for awards consistent with the methodology prescribed under SFAS No. 123, the Company's net income would have differed by the following amounts for the years ended December 31:

                                                    1999      2000      2001
                                                   -------  --------  --------
 Unaudited pro forma:
    Net loss as reported.......................... $(2,582) $(21,208) $(19,194)
    Supplemental pro forma compensation (expense)
      income, net of tax..........................    (184)  (10,550)      245
                                                   -------  --------  --------
    Pro forma net loss............................ $(2,766) $(31,758) $(18,949)
                                                   =======  ========  ========
    Net loss per diluted share, as reported....... $ (0.16) $  (0.60) $  (0.49)
    Net loss per diluted share, pro forma......... $ (0.17) $  (0.89) $  (0.49)

   Because additional stock options are expected to be granted each year and the pro forma net loss includes the effect of options granted in 1999, 2000 and 2001, the above pro forma disclosures are not representative of the pro forma effects on reported financial results for future years.

   The following assumptions were used by the Company to determine the fair value of stock options granted, using the Black-Scholes option-pricing model. For options granted in 1999, the Company used a risk-free interest rate ranging from 4.59% to 6.11%; an expected option life ranging from two to six years; a zero dividend yield and expected volatility of zero. For options granted in 2000 the Company used a risk-free interest rate ranging from 4.59% to 6.11%; an expected option life ranging from two to six years; a zero dividend yield and expected volatility of 141%. For options issued in 2001 the Company used a risk free interest rate ranging from 3.17% to 5.13%; expected option life ranging from one to five years; zero dividend yield, and expected volatility of 128%.

   The Company granted 2,400 shares of restricted stock at weighted average grant prices of $1.35 during the year ended December 31, 1999 (see Note 15).

                               LANTE CORPORATION

                     (In thousands, except per share data)


   Pursuant to a shareholders agreement, certain defined holders of preferred and common stock elected to purchase 310 shares of common stock from the Company at $11.00 per share in December 1999. Additionally, certain members of management elected to purchase 200 shares of common stock from the Company at $11.00 per share in December 1999.

14. Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. This statement requires that intangible assets with finite useful lives be amortized and intangible assets with indefinite lives and goodwill no longer be amortized, but instead be tested for impairment at least annually. We do not anticipate that the adoption of SFAS No. 141 and 142 will have a material effect on the Company's existing assets as of December 31, 2001. The Company will account for the purchase of certain Luminant Worldwide Corporation assets pursuant to SFAS 141 and SFAS 142. As a result, approximately $3.5 million of the $6.8 million purchase price will be allocated to goodwill and assembled workforce and, as a result, will not be amortized.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" while retaining many of the provisions of that statement. We do not expect the adoption of SFAS 144 to have a material impact on the Company's financial position or results of operations.

   In February 2002, the FASB issued EITF D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" ("EITF D-103") which is effective for fiscal years beginning after December 15, 2001. EITF D-103 addresses the change in reporting requirements for reimbursable expenses related to the delivery of services. The adoption of this new guidance in the first quarter of 2002 will cause the Company's recorded revenue to increase and will also correspondingly increase the Company's professional services expense, which will result in no change to the Company's professional service margin. We will restate prior periods in accordance with EITF D-103 to provide comparability.

15. Subsequent Events

  Acquisition

   On January 8, 2002, the Company purchased certain assets of Luminant Worldwide Corporation, a Texas-based company. The total transaction cost was $6,778 consisting of $5,200 cash purchase price, $1,038 million for certain purchased account receivable balances, and $541 in transaction costs and assumed liabilities.

   In connection with the purchase the Company hired approximately 150 of the Luminant employees on a transitional or permanent basis. Included in the assets purchased were furniture and fixtures, computer equipment and software. A percentage of the purchase price will be allocated to assembled workforce, client lists, customer contracts, employment agreements, alliance agreements, partnership agreements, intellectual property and goodwill.

                               LANTE CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

                     (In thousands, except per share data)


  Executive Stock Repurchase

   On January 21, 2002 the Company repurchased 2,366 shares of restricted Company common stock previously sold to its president and chief executive officer. Although certain of the repurchased shares were not yet vested pursuant to the original purchase agreement, the vesting of those restricted shares was accelerated prior to the repurchase. This acceleration will increase the amount of deferred compensation expense recorded during the first quarter of 2002 by approximately $700. The stock was repurchased at the then present fair market value price of $1.33 per share. The outstanding receivable on the Company's books related to the executive officer's purchase of the stock will be reduced by the Company's repurchase price of approximately $3,146. The unpaid accrued interest and unpaid principal related to the stockholder note receivable, which was recorded in the Company's shareholder equity section of the accompanying consolidated balance sheet, was replaced with a new note in the principal amount of $545. The repurchased shares were retired upon redemption.

                                                                    SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                               LANTE CORPORATION
                                (In thousands)

                                      Balance at  Charged to Charged to               Balance at
                                     beginning of costs and    other                    end of
            Description                 period     expenses   accounts  Deductions(a)   period
            -----------              ------------ ---------- ---------- ------------- ----------
1999 Allowance for Doubtful Accounts    $  313      $  735       --        $  (152)     $  896
2000 Allowance for Doubtful Accounts       896       2,497       --         (1,380)      2,013
2001 Allowance for Doubtful Accounts     2,013        (280)      --         (1,359)        374

--------
(a) Accounts receivable write-offs, net of recoveries.