Form 10-Q
period 2002-03-31
LANTE CORP
filed 2002-05-15
CIK 1100370

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    Form 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2002

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No X
                                              --

     The number of shares of the registrant's Common Stock outstanding as of April 30, 2002, was 37,156,402.

================================================================================

--------------------------------------------------------------------------------
                                LANTE CORPORATION
--------------------------------------------------------------------------------
                          QUARTER ENDED MARCH 31, 2002
                                      INDEX

                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION......................................................................    3
     Item 1.   Financial Statements.................................................................    3
               Condensed Consolidated Statements of Operations for the three months ended
                  March 31, 2001 and 2002 (unaudited)...............................................    3
               Condensed Consolidated Balance Sheets as of December 31, 2001
                  and March 31, 2002 (unaudited)....................................................    4
               Condensed Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2001 and 2002 (unaudited)...............................................    5
               Notes to Condensed Consolidated Financial Statements.................................    6
     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                   Operations.......................................................................    9
     Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........................   15

PART II - OTHER INFORMATION.........................................................................   15
     Item 1.   Legal Proceedings....................................................................   15
     Item 2.   Changes in Securities and Use of Proceeds............................................   15
     Item 6.   Exhibits and Reports on Form 8-K.....................................................   15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                Lante Corporation
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (unaudited)

                                                            Three Months Ended
                                                          ----------------------
                                                          March 31,    March 31,
                                                            2001         2002
Revenue:
   Fee revenue ......................................     $ 12,007      $ 7,589
   Reimbursable expenses ............................          487          192
                                                          --------      -------

      Total revenue .................................       12,494        7,781

Operating expenses:
  Professional services .............................        9,003        6,818
  Reimbursable expenses .............................          487          192
  Selling, general and administrative ...............        9,559        4,630
  Depreciation ......................................        1,021          833
  Amortization ......................................          737        1,552
  Restructuring charge ..............................        2,170        1,008
                                                          --------      -------

      Total operating expenses ......................       22,977       15,033

Loss from operations ................................      (10,483)      (7,252)

Interest and other income, net ......................        1,412          365
                                                          --------      -------

Loss before income taxes ............................       (9,071)      (6,887)

Income tax benefit ..................................        3,297        2,187
                                                          --------      -------

Net loss ............................................     $ (5,774)     $(4,700)
                                                          ========      =======

Net loss per common share:

  Basic and diluted .................................     $  (0.15)     $ (0.13)

Weighted average common shares outstanding:

  Basic and diluted .................................       38,424       36,805

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                Lante Corporation
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                                     December 31,    March 31,
                                                                                         2001          2002
                                                                                     ------------   -----------
                                                                                                    (unaudited)
                                      Assets
                                      ------
Current assets:
  Cash and cash equivalents ....................................................       $ 28,917      $ 19,670
  Short-term investments .......................................................         28,283        30,307
  Trade accounts receivable (net of allowance of $374 and $562 at December
         31, 2001 and March 31, 2002, respectively) ............................          2,796         3,185
  Current deferred income taxes ................................................          2,224         2,224
  Other current assets .........................................................            857         1,780
                                                                                       --------      --------

      Total current assets .....................................................         63,077        57,166

Property and equipment, net ....................................................          6,347         6,458
Noncurrent deferred income taxes ...............................................         21,711        23,897
Long-term investments ..........................................................          7,340         2,076
Goodwill and other intangible assets ...........................................             --         3,767
Other assets ...................................................................            342           155
                                                                                       --------      --------

      Total assets .............................................................       $ 98,817      $ 93,519
                                                                                       ========      ========

                       Liabilities and Stockholders' Equity
                       ------------------------------------
Current liabilities:
  Accounts payable .............................................................       $  3,399      $  3,191
  Accrued compensation and related costs .......................................          3,335         3,394
  Deferred revenues ............................................................            143           186
  Accrued restructuring costs ..................................................          7,640         5,701
                                                                                       --------      --------

      Total current liabilities ................................................         14,517        12,472

Other liabilities ..............................................................            274           260
                                                                                       --------      --------

      Total liabilities ........................................................         14,791        12,732
                                                                                       --------      --------

Commitments and contingencies ..................................................             --            --

Stockholders' equity:
    Preferred stock, $0.01 par value; 10,000 shares authorized, 4,243 allocated to series A convertible preferred stock, no shares issued and outstanding
      as of December 31, 2001 and March 31, 2002 ...............................             --            --
  Common stock, $0.01 par value; 150,000 shares authorized, 38,912 shares issued and outstanding at December 31, 2001 and 36,903 shares issued and
      outstanding at March 31, 2002 ............................................            389           369
  Additional paid-in capital ...................................................        138,483       135,788
  Retained deficit .............................................................        (50,008)      (54,708)
  Deferred compensation ........................................................         (1,177)         (117)
  Note receivable - stockholder ................................................         (3,661)         (545)
                                                                                       --------      --------

      Total stockholders' equity ...............................................         84,026        80,787
                                                                                       --------      --------

      Total liabilities and stockholders' equity ...............................       $ 98,817      $ 93,519
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

                                Lante Corporation
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                 Three Months Ended
                                                                                ---------------------
                                                                                March 31,   March 31,
                                                                                  2001        2002
                                                                                ---------   ---------
Cash flows from operating activities:
  Net  loss .................................................................    $(5,774)    $(4,700)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation ..........................................................      1,021         833
      Deferred income taxes .................................................     (3,199)     (2,187)
      Amortization ..........................................................        737       1,552
      Non cash portion of restructuring accrual .............................        854         881
      Increase (decrease) in cash attributable to changes in assets and liabilities:
        Trade accounts receivable, net ......................................      3,898         662
        Other current assets ................................................       (650)       (923)
        Accounts payable and accrued liabilities ............................       (779)       (208)
        Accrued restructuring costs .........................................       (137)     (1,939)
        Deferred revenues ...................................................     (2,595)         43
        Other, net ..........................................................         17         (29)
                                                                                 -------     -------

Net cash used in operating activities .......................................     (6,607)     (6,015)
                                                                                 -------     -------

Cash flows from investing activities:
      Capital expenditures ..................................................     (1,986)       (120)
      Sale of short-term and long-term investments ..........................     18,377       3,240
      Sale of equity investments ............................................      1,023          --
      Purchase of Luminant assets ...........................................         --      (6,509)
                                                                                 -------     -------

Net cash provided by (used in) investing activities .........................     17,414      (3,389)
                                                                                 -------     -------

Cash flows from financing activities:
      Payment of note payable - redeemed shares .............................     (3,302)         --
      Other, net ............................................................        132         157
                                                                                 -------     -------

Net cash provided by (used in) financing activities .........................     (3,170)        157
                                                                                 -------     -------

Net increase (decrease) in cash and cash equivalents ........................      7,637      (9,247)

Cash and cash equivalents, beginning of period ..............................     27,875      28,917
                                                                                 -------     -------

Cash and cash equivalents, end of period ....................................    $35,512     $19,670
                                                                                 =======     =======

Supplemental disclosure of cash flow information:
      Cash paid for interest ................................................    $   296          --

Supplemental disclosure of non-cash transactions:
      Repurchase of common stock ............................................         --     $ 3,164

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LANTE CORPORATION
              Notes to Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared by Lante Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2001. The balance sheet as of December 31, 2001 was derived from audited financial statements. The accompanying unaudited financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.   Acquisition

     On January 8, 2002, the Company purchased certain assets of Luminant Worldwide Corporation ("Luminant"), a Texas-based company. The purchase increased the Company's client base and strengthened our presence in certain geographic areas. The total transaction costs were $6,778, consisting of a $5,200 purchase price, $1,038 for certain purchased accounts receivable balances and $540 of transaction costs and assumed liabilities. The Company paid cash for the acquisition. In connection with the purchase, the Company hired approximately 150 professionals associated with practices in Dallas, Houston and New York. The asset purchase was accounted for under the purchase method of accounting.

     The Company allocated $1,371 of the purchase price to tangible fixed assets, $1,038 to net accounts receivable balances, $230 to deferred revenue and $4,599 to intangible assets. The intangible assets consist of $1,084 related to client lists, employment agreements and intellectual property that will be amortized over two years, $190 associated with alliance agreements that will be amortized over one year and $323 related to customer contracts that will be amortized over six months. The excess of the purchase price and acquisition costs over the fair value of the assets acquired was recorded as goodwill totaling $3,002. The fair value of the acquired assets was determined by a valuation performed at the time of the acquisition. The accumulated amortization related to intangible assets is $321 as of March 31, 2002. The goodwill is not being amortized over a predetermined period in accordance with the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets."

     The following unaudited pro-forma data summarizes the combined results of operations of the Company and Luminant as though the acquisition had occurred as of the beginning of each period:

                                                              The Three Months
                                                               Ended March 31,
                                                             ------------------
                                                              2001       2002
                                                             -------    -------

     Revenue..............................................   $37,360    $ 8,123

     Net Loss.............................................   $(6,584)   $(4,838)

     Loss Per Share, basic and diluted....................   $ (0.13)   $ (0.13)

3.   Amortization Expenses

     Amortization expense includes the amortization of deferred compensation and the amortization of intangible assets acquired from Luminant. Deferred compensation expense relates to certain options that were deemed granted in-the-money, a loan made to our chief executive officer that was being recorded as compensation expense, the sale of restricted shares to our chief executive officer at a price that was deemed less than our common stock's fair value, and deferred compensation related to one of our acquisitions. Intangible assets acquired from Luminant relate to client lists, customer contracts, alliance partnerships, employment agreements and intellectual property.

4.   Recent Accounting Pronouncement

     In January 2002, the FASB issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" ("EITF 01-14"), which is effective for fiscal years beginning after December 15, 2001. EITF 01-14 addresses the change in reporting requirements for reimbursable expenses related to the delivery of services. The Company adopted this new guidance in the first quarter of 2002. We have restated prior periods in this report in accordance with EITF 01-14 to provide for comparability.

5.   Capital Stock

     On January 21, 2002, the Company repurchased 2,366 shares of restricted Company common stock previously sold to its president and chief executive officer. Although certain of the repurchased shares were not yet vested pursuant to the original purchase agreement, the vesting of those restricted shares was accelerated prior to the repurchase. This acceleration increased the amount of amortization of deferred compensation expense recorded during the quarter ended March 31, 2002 by approximately $700. The stock was repurchased at the then present fair market value price of $1.33 per share. The outstanding receivable on the Company's books related to the executive officer's original purchase of the stock was reduced by the Company's repurchase price of approximately $3,146. The unpaid accrued interest and unpaid principal related to the stockholder note receivable, which was recorded in the Company's shareholder equity section of the accompanying consolidated balance sheet, was replaced with a new note in the principal amount of $545. The repurchased shares were retired upon redemption.

6.   Business Restructuring

     During 2000 and 2001, the Company recorded restructuring charges related to the Company's efforts to size the business for the then current market conditions. These efforts were continued during the three months ended March 31, 2002, resulting in a restructuring charge of $1,008. The March 31, 2002 charge included $545 of non-cash property and equipment writedowns related to facility closures, $960 in severance expenses and $33 in other restructuring costs, which were offset by a space rationalization credit of $530 generated by favorable facility lease negotiations. The current quarter restructuring included terminating 82 billable employees and 15 non-billable employees and the closing of the San Francisco office. The property and equipment writedowns required an evaluation of asset impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of" to writedown these assets to their fair value.

     Restructuring liability activity consists of the following:
     ----------------------------------------------------------

     Balance at December 31, 2001 ...................................   $ 7,640

     Restructuring charge............................................     1,008
     Leasehold improvements and equipment writedowns ................      (545)
     Severance payments .............................................    (1,811)
     Space rationalization payments .................................      (591)
                                                                        -------

     Balance at March 31, 2002 ......................................   $ 5,701
                                                                        =======

7.   Investments

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt or Equity Securities," the Company has categorized its marketable securities as "held-to-maturity." At March 31, 2002, amortized cost approximated fair value and unrealized gains and losses were not material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis compares the three-month period ended March 31, 2002 to the corresponding period ended March 31, 2001. You should read the following discussion and analysis along with our unaudited consolidated financial statements and the related notes thereto included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions that could cause our actual results, performance and achievements in 2002 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

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

     In January 2002, we acquired certain assets of Luminant Worldwide Corporation ("Luminant"), a Texas-based firm providing electronic commerce professional services. The total transaction costs were $6.8 million, consisting of a $5.2 million cash purchase price, $1.0 million for certain purchased accounts receivable balances and $0.6 million of transaction costs and assumed liabilities. As part of this acquisition we hired 150 professionals associated with practices in Dallas, Houston and New York. Despite the acquisition, we have experienced lower than expected revenue levels during the first half of 2002. We have taken steps to further reduce our cost structure by reducing our overall workforce in certain locations where our capacity was in excess of the current demand for our services.

     Our revenue consists of fees generated for professional services, ("fee revenue") and out-of-pocket engagement expenses that are passed through to the client ("reimbursable expenses"). We provide services on a time and materials basis and fixed fee basis, including retainer arrangements. During the quarter ended March 31, 2002, we derived substantially all of our revenues from engagements on a time and materials basis, and we expect a majority of our revenues for the remainder of 2002 to be derived from time and materials engagements. However, the Luminant acquisition increased our percentage of fixed fee engagements and we may continue to enter into fixed fee engagements where we believe we can adequately assess the time and expenses necessary for the engagement.

     We have shifted our client base toward established companies during the past two years. Virtually all of our revenue during the first quarter of 2002 was generated from Global 2000 companies. Obtaining engagements from larger enterprises involves a more competitive bidding process and a longer sales cycle, which could continue to negatively impact our results of operations. We maintain allowances for potential credit losses and such losses have been within our expectations.

     Revenue from a few large clients has historically constituted a significant portion of our total revenue in a particular quarter or year. For the quarter ended March 31, 2002, our five largest clients accounted for 40% of our revenues, which is a decrease from 74% in the quarter ended March 31, 2001. Although we began work for 21 new clients in 2002, one of our clients accounted for 14% of our revenue during the first quarter of 2002. While the Luminant transaction expanded our client base, we continue to rely heavily on a limited number of clients to generate a majority of our revenue. Our reliance on a few clients magnifies collection risks and could adversely impact our results if a significant client delays or terminates an engagement with us.

     Costs of professional services consist of salaries, bonuses and benefits for our billable professionals, the cost of subcontractors and other engagement costs that are not reimbursed directly by the client. We use the term "professional services margin" to mean fee revenue less costs of professional services, stated as a percentage of fee revenue. Professional services margins may be reduced in any given period to the extent that we experience a decline in billing rates, use more subcontractors, utilize billable professionals at lower than expected levels, defer revenue due to uncertainty of collections or are unable to execute effectively. The Luminant transaction decreased our professional services margin because many of the engagements we acquired involved lower realized rates than we had experienced in the past. We expect that our professional services margins will vary from quarter to quarter.

     Our employee headcount increased from 216 on December 31, 2001, of which 163 were billable professionals, to 248 as of March 31, 2002, of which 183 were billable professionals. The headcount increase during the first quarter of 2002 was primarily due to the Luminant acquisition as offset by restructuring efforts. Our total number of employees decreased to approximately 225 in the early part of the second quarter of 2002 due to the continuation of our restructuring efforts. Over the next three to six months our number of employees may fluctuate as we continue to balance our available resources with the demand for our services.

     Selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for non-project personnel, facilities costs, outside professional services costs, staff recruiting and training costs, general operating expenses and selling and marketing expenses. We largely develop new business through our marketing programs and the efforts of our managing directors, principals and a dedicated business development staff.

     Amortization expense consists of the amortization of deferred compensation and the amortization of intangible assets. Deferred compensation was recorded in the later part of 1999 related to certain options that were deemed granted in-the-money, a loan to our chief executive officer that was recorded as compensation expense and the sale of restricted shares to our chief executive officer at a price that was deemed less than our common stock's fair value. Intangible assets were recorded in connection with the Luminant acquisition in January of 2002. These assets are being amortized over periods ranging from six to twenty-four months.

Critical Accounting Policies

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and other assumptions we believe to be relevant and reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

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

     Estimates related to the restructuring charge and related accrual

     During 2000, 2001 and the first quarter of 2002, we recorded certain restructuring charges in accordance with the applicable accounting rules. (A detailed description of the terms of these restructurings is also contained in
Note 6 to the consolidated financial statements included as part of this Quarterly Report on Form 10-Q.) At the date we approve a restructuring plan, we establish a liability for the estimated costs associated with that restructuring plan. At that time, and thereafter until the plan activities are complete, we may not be able to precisely estimate the actual costs associated with the plan. At the date we prepare our financial statements, we use our judgment and information available to us to reevaluate our initial estimate of the plan costs. If we believe that our previous estimates are no longer accurate in light of current conditions, we adjust the reserve with a corresponding increase or decrease to current period earnings.

     Accrued restructuring costs as of March 31, 2002 reflect our estimate of anticipated employee termination costs, future rental obligations and other costs associated with office space that we do not plan to use in our operations as a result of the restructuring plans. Such amounts are offset by our estimate of sublease income for this space. While we know the terms of our contractual lease obligations and related future commitments, we must estimate when and under what terms we will be able to sublet the space, if at all. Such estimates require a substantial amount of judgment, especially given current real estate market conditions, and actual sublease terms may differ substantially from our estimates. Any future changes in our estimates of lease termination reserves could materially impact our financial condition, results of operations and cash flows.

     Income taxes

     We use the asset and liability method of accounting for income taxes, under which deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. We measure deferred income tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Additionally, we are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. When we believe it is more likely than not we will be unable to utilize these assets to offset future income, we establish a valuation allowance to reduce them to their estimated recoverable amount. Any change in the valuation allowance may affect our financial condition and results of operations.

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

Results of Operations

     The following table presents for the periods indicated, our selected statement of operations data as a percentage of our revenue. We have derived these percentages from our unaudited financial statements for all periods presented.

                                                    Three months ended March 31,
                                                    ----------------------------
                                                            2001    2002
                                                            ----    ----

Revenue:
   Fee revenue ..................................             96%     98%
   Reimbursable expenses ........................              4       2
                                                             ---     ---
      Total revenue .............................            100     100

Operating expenses:
   Professional services ........................             72      88
   Reimbursable expenses ........................              4       2
   Selling, general and administrative ..........             77      59
   Depreciation .................................              8      11
   Amortization .................................              6      20
   Restructuring charge .........................             17      13
                                                             ---     ---
      Total operating expenses ..................            184     193
                                                             ---     ---

Loss from operations ............................            (84)    (93)

Other income, net ...............................             11       5
Income tax benefit ..............................             27      28
                                                             ---     ---
Net loss ........................................            (46%)   (60%)
                                                             ===     ===

Comparison of Three Months Ended March 31, 2002 and 2001

Revenue

     Fee revenue decreased $4.4 million, or 37%, to $7.6 million in the three months ended March 31, 2002 from $12.0 million in the three months ended March 31, 2001. This decrease in revenue resulted from a decrease in the average realized billing rates and a decrease in the average revenue per client. The Company generated revenue from one or more projects for 32 clients in the first quarter of 2002 as compared to 19 clients in the first quarter of 2001. The decrease in revenue and the Company's average realized rate reflects the overall industry decline in demand for information technology services.

     Reimbursable expenses decreased $0.3 million, or 61%, to $0.2 million in the three months ended March 31, 2002 from $0.5 million in the comparable prior year period. The decrease resulted from fewer client engagements requiring employee travel and a corresponding decrease in fee revenue.

Operating Expenses

     Professional services

     Costs of professional services decreased $2.2 million, or 24%, to $6.8 million in the three months ended March 31, 2002 from $9.0 million in the three months ended March 31, 2001. This decrease was due to a decrease in the number of billable professionals. During the three months ended March 31, 2002 the average billable headcount was 207 as compared to 304 for the comparable period in the prior year. Our professional services margin decreased to 10% in the three months ended March 31, 2002 from 25% in the three months ended March 31, 2001. The decrease in our professional services margin was a result of the Company's average realized billing rate decreasing to $148 per hour during the quarter ended

March 31, 2002 as compared to $205 per hour during the quarter ended March 31, 2001. For the quarter ended March 31, 2002, utilization of the Company's billable professionals was 43% as compared to 39% for the quarter ended March 31, 2001.

     Selling, general and administrative

     Selling, general and administrative expenses decreased $4.9 million, or 52%, to $4.6 million in the three months ended March 31, 2002 from $9.6 million in the three months ended March 31, 2001. This decrease in selling, general and administrative expenses was primarily the result of a decrease in the average non-billable headcount by 43%, a reduction in corporate marketing initiatives, a reduction in facilities costs related to restructuring efforts and a reduction in legal and accounting fees related to corporate matters. The decrease in selling, general and administrative expenses is reflective of our restructuring efforts to bring costs in line with demand for services.

     Amortization expense

     Amortization increased $0.9 million, or 111% from $0.7 million for the three months ended March 31, 2001, to $1.6 million for the three months ended March 31, 2002. The increase primarily resulted from a $0.7 million increase in amortization of deferred compensation attributable to the accelerated vesting of the chief executive officer's restricted stock and the addition of $0.3 million of amortization associated with the Luminant acquisition.

     Restructuring charge

     The restructuring charge of $1.0 million in the three months ended March 31, 2002 represents a continuation of our efforts to align our expense structure following the Luminant acquisition with the anticipated demand for our services. The charge includes severance costs related to approximately 97 employees, the closure of the San Francisco office and the write-off of certain fixed assets. Such amounts were offset by a reduction in our reserve for facility leases due to favorable lease negotiations. The restructuring charge is due to the increased competition in the sector and the declining market conditions. (A detailed description of the terms of these restructurings is also contained in
Note 6 to the condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q.)

Net Loss

     Net loss for the three months ended March 31, 2002 was $4.7 million compared to a net loss of $5.8 million in the three months ended March 31, 2001. The net loss in the three months ended March 31, 2002 is due to an operating loss of $7.3 million, offset by net interest income of $0.4 million generated by investing our available cash balance and an income tax benefit of $2.2 million.

Liquidity and Capital Resources

     During the first quarter of 2002, we financed our operations and investments in property and equipment primarily through cash, cash equivalents and investments on-hand.

     Cash, cash equivalents, and short-term and long-term investments decreased to $52.0 million at March 31, 2002 from $64.5 million at December 31, 2001. This decrease is the result of cash used for operating activities of approximately $6.0 million, capital expenditures of $0.1 million and the $6.5 million related to the purchase of the Luminant assets. Such decreases were offset by $0.1 million from the exercise of Company stock options by employees.

     We have a $3.5 million line of credit that expires on May 1, 2003. The annual interest rate on amounts borrowed under the line of credit is calculated using the lender's "index rate," which was 4.75% at March 31, 2002. As of March 31, 2002, the lender waived our compliance with one of the debt service ratio requirements of the facility. There were no borrowings under the facility during 2001 or the first quarter of 2002.

     As of March 31, 2002, remaining cash outflow under the restructuring plans is expected to be approximately $5.7 million, of which $1.8 million is expected to be disbursed during 2002. The balance is expected to be paid out over the following seven years. The timing of these payments may be accelerated if we are able to negotiate favorable lease buy-out arrangements or subleases.

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

Outlook

     We expect our revenues for the three months ending June 30, 2002 to be at least $6.5 million. As a result of our restructuring efforts, we expect our expenses for the second quarter of 2002 to be approximately $10.0 million and as a result we expect to report an operating loss for the quarter ending June 30, 2002. Approximately $1.0 million of the second quarter costs represents an investment in development and training efforts in real-time, interactive technologies. We expect revenue to increase later in 2002, but we may also implement additional cost cutting measures that could materially and adversely affect our operating results and financial position if that does not occur.

Cautionary Note Regarding Forward-Looking Statements

     This quarterly report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including "may," "will," "expect," "anticipate," "believe," "intend" and "estimate" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2002 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: our inability to achieve or sustain profitability as we implement a new strategy; our high client concentration and the risk that we may be unable to expand our client base; the risks associated with the recent turnover in our leadership team; the destabilization that may result from our exploration of strategic alternatives; the macroeconomic challenges facing information technology services providers like us; risks related to our recent reductions in force; risks from project-based client engagements; the risks associated with intense competition in the Internet services market; the risk that our common stock may be delisted from the NASDAQ National Market, as well as the market price volatility of our common stock; the risk that we may be unable to successfully integrate our recent acquisition of the Luminant business and that we may not realize the expected benefits of that acquisition; the risks and distraction resulting from litigation involving the Company; the risks in the energy industry from the Enron bankruptcy and related matters; the execution risks related to the complicated projects we work on, frequently using new and unproven technology; risks related to our use and ownership of intellectual property rights; our ability to keep pace with technological changes; our ability to maintain our reputation and expand our name recognition; risks related to possible future acquisitions and investments; the absence of any international operations; and the possibility of future government regulations that may adversely affect our business. For further information about these and other risks, uncertainties and factors, please review the disclosures included under "Business - Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statements. Except as required by the federal securities laws, Lante undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     On or about August 3, 2001, a class action lawsuit was filed in the United States District Court, Southern District of New York, against us, certain of our present and former officers and directors and Credit Suisse First Boston Corp. ("CSFB"), Deutsche Bank Securities, Inc. and Thomas Weisel Partners, LLC, the managing underwriters of our February 2000 initial public offering. A consolidated amended complaint was filed on April 19, 2002. The complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. We believe that we have various meritorious defenses to the claim and will defend ourselves accordingly. The action is being coordinated with over three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. No date has been set for any response to the complaint.

     From time to time, we may be involved in litigation incidental to the conduct of our business. Except as described above, however, we are not currently party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

     On February 10, 2000 our registration statement on Form S-1 (File No. 333-92373) relating to the initial public offering of our common stock was declared effective by the SEC. After payment of underwriting discounts and expenses of $8.6 million we received net proceeds of $83.4 million from the offering. We have invested the net proceeds, pending its use for working capital and general corporate purposes, in short-term, investment grade, interest-bearing securities. As of March 31, 2002 we used approximately $30.9 million of the proceeds of the initial public offering for working capital and approximately $19.8 million to purchase leasehold improvements, equipment and other assets.

Item 6. Exhibits and Reports on Form 8-K.

     a)   We have filed the following exhibits with this quarterly report.

     Exhibit Number   Exhibit
     --------------   ----------------------------------------------------------

     10.18 Employment Agreement between Registrant and David Debbs dated January 8, 2002.

     10.19 Amended and Restated Employment Agreement between Registrant and Karen Hamilton dated March 14, 2002.

     b)   Reports on Form 8-K.

          On January 22, 2002, we reported under Item 2, Acquisition or Disposal of Assets, on Form 8-K, that we had completed the acquisition of certain assets of Luminant Worldwide Corporation pursuant to an Amended and Restated Asset Purchase Agreement dated January 7, 2002.

          On April 1, 2002, we amended our Form 8-K filed on January 22, 2002, and reported under Item 5, Other Events, and Item 7, Financial Statements and Exhibits, that we would not be filing audited financial statements for Luminant as required by Form 8-K because we had been unable to obtain the consent of Arthur Andersen LLP, Luminant's independent accountants, but that unaudited financial statements were being filed in lieu thereof.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LANTE CORPORATION


Date: May 15, 2002             By: /s/ WILLIAM J. DAVIS
                                   ---------------------------------------------
                                   William J. Davis
                                   Chief Financial Officer (on behalf of the
                                   registrant and as the principal financial and accounting officer)

                                  EXHIBIT INDEX
                                  -------------

     Exhibit Number   Exhibit
     --------------   ----------------------------------------------------------

     10.18 Employment Agreement between Registrant and David Debbs dated January 8, 2002.

     10.19 Amended and Restated Employment Agreement between Registrant and Karen Hamilton dated March 14, 2002.