Form 10-Q
period 2002-06-30
LANTE CORP
filed 2002-08-14
CIK 1100370

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

                  For the Quarterly Period Ended: June 30, 2002

                        Commission File Number: 00-28785

                                LANTE CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 36-3322393
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

           600 West Fulton Street, Suite 600, Chicago, Illinois 60661
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (312) 696-5000

                           ---------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

          The number of shares of the registrant's Common Stock outstanding as of July 31, 2002, was 37,810,477.

================================================================================

                                LANTE CORPORATION
                           QUARTER ENDED JUNE 30, 2002

                                      INDEX

                                                                                                           PAGE
                                                                                                           ----

PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements ......................................................................      3
            Condensed Consolidated Statements of Operations for the three and six months
             ended June 30, 2001 and 2002..............................................................      3
            Condensed Consolidated Balance Sheets as of December 31, 2001
             and June 30, 2002.........................................................................      4
            Condensed Consolidated Statements of Cash Flows for the six months ended
             June 30, 2001 and 2002....................................................................      5
            Notes to Condensed Consolidated Financial Statements.......................................      6
  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................................     11
  Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................................     18

PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings..........................................................................     19
  Item 2.   Changes in Securities and Use of Proceeds..................................................     20
  Item 4.   Submission of Matter to a Vote of Security Holders.........................................     20
  Item 6.   Exhibits and Reports on Form 8-K...........................................................     21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                LANTE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30,                JUNE 30,
                                                          ---------------------   ---------------------
                                                            2001        2002        2001        2002
                                                          ---------   ---------   ---------   ---------

Revenue:
  Fee revenue .........................................   $  10,217   $   6,453   $  22,224   $  14,042
  Reimbursable expenses ...............................         477         180         963         372
                                                          ---------   ---------   ---------   ---------
  Total revenue .......................................      10,694       6,633      23,187      14,414

Operating expenses:
  Professional services ...............................       7,457       5,046      16,460      11,864
  Reimbursable expenses ...............................         477         180         963         372
  Selling, general and administrative .................       7,706       4,074      17,244       8,704
  Depreciation ........................................       1,074         831       2,095       1,664
  Amortization ........................................         721         361       1,479       1,913
  Restructuring charge ................................       9,570          --      11,740       1,008
                                                          ---------   ---------   ---------   ---------
    Total operating expenses ..........................      27,005      10,492      49,981      25,525
                                                          ---------   ---------   ---------   ---------

Loss from operations ..................................     (16,311)     (3,859)    (26,794)    (11,111)

Interest and other income, net ........................         860         281       2,272         646
                                                          ---------   ---------   ---------   ---------

Loss before income taxes ..............................     (15,451)     (3,578)    (24,522)    (10,465)

Income tax benefit (expense) ..........................       5,818     (26,121)      9,115     (23,934)
                                                          ---------   ---------   ---------   ---------

Net loss ..............................................   $  (9,633)  $  29,699)  $ (15,407)  $ (34,399)
                                                          =========   =========   =========   =========

Net loss per common share, basic and diluted ..........   $   (0.25)  $   (0.80)  $   (0.40)  $   (0.93)

Weighted average common shares outstanding,
 basic and diluted ....................................      38,704      37,030      38,569      36,928


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LANTE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  DECEMBER 31,      JUNE 30,
                                                                                      2001            2002
                                                                                  ------------     -----------
                                                                                                   (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ...................................................   $     28,917     $    22,205
  Short-term investments ......................................................         28,283          24,338
  Trade accounts receivable (net of allowance of $374 and $507 at
   December 31, 2001 and June 30, 2002, respectively) .........................          2,796           3,784
  Current deferred income taxes ...............................................          2,224              --
  Other current assets ........................................................            857           1,021
                                                                                  ------------     -----------
     Total current assets .....................................................         63,077          51,348

Property and equipment, net ...................................................          6,347           5,778
Noncurrent deferred income taxes ..............................................         21,711              --
Long-term investments .........................................................          7,340           1,501
Other assets ..................................................................            342           3,242
                                                                                  ------------     -----------
     Total assets .............................................................   $     98,817     $    61,869
                                                                                  ============     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................................   $      3,399     $     2,420
  Accrued compensation and related costs ......................................          3,335           3,497
  Deferred revenue ............................................................            143             101
  Accrued restructuring costs .................................................          7,640           4,231
                                                                                  ------------     -----------
     Total current liabilities ................................................         14,517          10,249
Other liabilities .............................................................            274             289
                                                                                  ------------     -----------
     Total liabilities ........................................................         14,791          10,538
                                                                                  ------------     -----------

Commitments and contingencies                                                               --              --

Stockholders' equity:
  Preferred stock, $0.01 par value; 10,000 shares authorized, 4,243 allocated to Series A convertible preferred stock, no shares issued and outstanding
   as of December 31, 2001 and June 30, 2002 ..................................             --              --
  Common stock, $0.01 par value; 150,000 authorized, 38,912 shares issued and outstanding at December 31, 2001 and 37,375 shares issued and outstanding at
   June 30, 2002...............................................................            389             374
  Additional paid-in capital ..................................................        138,483         135,989
  Retained deficit ............................................................        (50,008)        (84,407)
  Deferred compensation .......................................................         (1,177)            (80)
  Note receivable - stockholder ...............................................         (3,661)           (545)
                                                                                  ------------     -----------
      Total stockholders' equity ..............................................         84,026          51,331
                                                                                  ------------     -----------
      Total liabilities and stockholders' equity ..............................   $     98,817     $    61,869
                                                                                  ============     ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LANTE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                           -----------------------
                                                                           -----------------------
                                                                             2001          2002
                                                                           ---------     ---------
Cash flows from operating activities:
  Net  loss ...........................................................    $ (15,407)    $ (34,399)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ...................................        3,574         3,577
      Deferred income taxes ...........................................       (9,018)       23,934
      Non-cash portion of restructuring charge ........................        9,888           881

      Increase (decrease) in cash attributable to changes in assets and liabilities:
        Trade accounts receivable, net ................................        4,949            63
        Accounts payable and accrued liabilities ......................       (2,526)         (978)
        Accrued restructuring cost ....................................           --        (3,409)
        Deferred revenue ..............................................       (2,794)          (42)
        Other, net ....................................................       (2,170)         (112)
                                                                           ---------     ---------
Net cash used in operating activities .................................      (13,504)      (10,634)
                                                                           ---------     ---------

Cash flows from investing activities:
      Capital expenditures ............................................       (2,024)         (270)
      Sale of short-term investments ..................................       15,303         9,784
      Sale of equity investments ......................................        1,394            --
      Purchase of Luminant assets .....................................           --        (5,963)
                                                                           ---------     ---------
Net cash provided by investing activities .............................       14,673         3,551
                                                                           ---------     ---------

Cash flows from financing activities:
      Payment of note payable - redeemed shares .......................       (3,008)           --
      Other, net ......................................................          136           371
                                                                           ---------     ---------
Net cash provided by (used in) financing activities ...................       (2,872)          371
                                                                           ---------     ---------
Net decrease in cash and cash equivalents .............................    $  (1,703)    $  (6,712)

Cash and cash equivalents, beginning of period ........................    $  27,875     $  28,917
Cash and cash equivalents, end of period ..............................    $  26,172     $  22,205

Supplemental disclosure of cash flow information:
      Cash paid for interest ..........................................    $     297            --

Supplemental disclosure of non-cash transactions:
      Repurchase of common stock ......................................           --     $   3,164

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                LANTE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by Lante Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Form 10-K as filed with the SEC for the year ended December 31, 2001. The balance sheet as of December 31, 2001 was derived from the Company's audited financial statements. The accompanying unaudited financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.   INCOME TAXES

     As of December 31, 2001, the Company had net operating loss carryforwards of approximately $43,000 related to U.S. federal and state jurisdictions. If not utilized, the net operating loss carryforwards will begin to expire at various times beginning in 2019. The Company also reported a pretax loss of $10,465 for the six months ended June 30, 2002. In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of historical operating losses and pretax losses reported in each of the first two quarters of 2002 and uncertainty as to the extent and timing of profitability in future periods, the Company recorded a full valuation allowance of approximately $26,121 as of June 30, 2002. The decision to record the valuation allowance required significant judgment. Had the Company not recorded the allowance, it would have reported materially different results. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the valuation allowance will increase net income in the period such determination is made.

3.   ACQUISITION

     On January 8, 2002, the Company purchased certain assets of Luminant Worldwide Corporation ("Luminant"), a Texas-based company. The purchase increased the Company's client base and strengthened its presence in certain geographic areas. The total transaction costs were $6,778, consisting of a $5,200 purchase price, $1,038 for certain accounts receivable balances and $540 of transaction costs and assumed liabilities. The Company paid cash for the acquisition. The Company subsequently reduced its purchase price by $815 by collecting $546 of accounts receivable balances in excess of amounts paid and $269 for deal costs that were less than anticipated. In connection with the purchase, the Company hired approximately 150 professionals associated with practices in Dallas, Houston and New York. The asset purchase was accounted for under the purchase method of accounting.

                                LANTE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     The Company allocated $1,371 of the purchase price to tangible fixed assets, $1,038 to net accounts receivable balances, ($230) to deferred revenue and $3,784 to intangible assets. The intangible assets consist of $1,084 related to client lists, employment agreements and intellectual property that are being amortized over two years, $190 associated with alliance agreements that is being amortized over one year and $323 related to customer contracts that is being amortized over six months. The excess of the purchase price and acquisition costs over the fair value of the assets acquired was recorded as goodwill totaling $2,187. The fair value of the acquired assets was determined by a valuation performed at the time of the acquisition. The accumulated amortization related to intangible assets was $666 as of June 30, 2002. The goodwill is not being amortized over a predetermined period in accordance with the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets."

     The following unaudited pro-forma data summarizes the combined results of operations of the Company and Luminant as though the acquisition had occurred as of the beginning of each period:

                                                             THE SIX MONTHS
                                                             ENDED JUNE 30,
                                                         ----------------------

                                                           2001         2002
                                                         ---------    ---------
          Revenue ....................................   $  69,519    $  14,756

          Net loss ...................................   $ (16,101)   $ (34,537)

          Net loss per share, basic and diluted ......   $   (0.42)   $   (0.94)

4.   AMORTIZATION EXPENSE

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

                                LANTE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

5.   CAPITAL STOCK

     On January 21, 2002, the Company repurchased 2,366 shares of restricted Company common stock previously sold to its president and chief executive officer. Although certain of the repurchased shares were not yet vested pursuant to the original purchase agreement, the vesting of those restricted shares was accelerated prior to the repurchase. This acceleration increased the amount of amortization of deferred compensation expense recorded during the six months ended June 30, 2002 by approximately $500. The stock was repurchased at the then present fair market value price of $1.33 per share. The outstanding receivable on the Company's books related to the executive officer's original purchase of the stock was reduced by the Company's repurchase price of approximately $3,146. The unpaid accrued interest and unpaid principal related to the stockholder note receivable, which was recorded in the Company's shareholder equity section of the accompanying consolidated balance sheet, was replaced with a new note in the principal amount of $545. The repurchased shares were retired upon redemption.

6.   BUSINESS RESTRUCTURING

     During 2000 and 2001, the Company recorded restructuring charges related to the Company's efforts to size the business for the then current market conditions. These efforts were continued during the six months ended June 30, 2002, resulting in a restructuring charge of $1,008. The 2002 charge included $545 of non-cash property and equipment writedowns related to facility closures, $960 in severance expenses and $33 in other restructuring costs, which were offset by a space rationalization credit of $530, generated by a favorable change in our sublease assumptions. The 2002 restructuring included terminating 82 billable employees and 15 non-billable employees and the closing of the San Francisco office. The property and equipment writedowns required an evaluation of asset impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of" to writedown these assets to their fair value.

            Accrued restructuring activity consists of the following:

           Balance at December 31, 2001: ...................................    $  7,640
               Restructuring charge ........................................       1,008
               Leasehold improvements and equipment write downs ............        (545)
               Severance payments ..........................................      (2,509)
               Space rationalization payments ..............................      (1,363)
                                                                                --------
           Balance at June 30, 2002 ........................................    $  4,231
                                                                                ========

                                LANTE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

7.   INVESTMENTS

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt or Equity Securities," the Company has categorized its marketable securities as "held-to-maturity." At June 30, 2002, investment costs (adjusted for any amortized premiums or accreted discounts) approximated fair value and unrealized gains and losses were not material.

8.   SUBSEQUENT EVENTS

     Tender Offer

     On July 19, 2002, the Company announced that, pursuant to a definitive agreement entered into as of July 18, 2002, SBI Acquisition Corp., a wholly-owned subsidiary of SBI and Company (collectively, "SBI") has agreed to acquire all of the Company's outstanding shares of common stock through a cash tender offer at a price of $1.10 per share (the "Offer").

     SBI commenced the Offer on July 31, 2002, and in accordance with applicable rules and regulations, the Offer will remain open until midnight on Wednesday, August 28, 2002. Shares tendered in the Offer will be held until expiration of the Offer and, subject to certain minimum conditions being met, payment will then be made to the tendering stockholders. Either SBI or the Company may extend the Offer period if various conditions are met. Stockholders representing a majority of the Company's outstanding shares have agreed to tender their shares subject to certain conditions. All Company options that are subject to vesting restrictions will vest and become exercisable upon consummation of the Offer. Approximately 2,688 unvested options with an average exercise price of $1.85 per share will be impacted by this accelerated vesting provision. The Company expects to incur $278 in additional compensation expense upon consummation of the Offer as a result of such accelerated vesting.

     Business Restructuring

     On July 19, 2002, the Company announced that it was reducing its workforce by approximately 22%, or 35 billable employees and 10 non-billable employees. This effort to further size the business for current market conditions will result in a restructuring charge of approximately $600 being recorded in the third quarter of 2002. In addition, the Company's board of directors approved the acceleration of vesting of all options held by employees affected by this most recent restructuring. The Company expects to record approximately $61 in additional compensation expense in the third quarter of 2002 as a result of this modification.

9.   RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2002, EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" ("EITF 01-14") was issued and is effective for fiscal years beginning after December 15, 2001. EITF 01-14 addresses the change in reporting requirements for reimbursable expenses related to the delivery of services. The Company adopted this new guidance in the first quarter of 2002. The Company has restated prior periods in this report in accordance with EITF 01-14 to provide for comparability.

                                LANTE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

     In June 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued and is effective for exit or disposal activities initiated after December 31, 2002; however, earlier application is encouraged. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company intends to adopt this standard in the third quarter of 2002 in connection with the business restructuring previously described in Note 8, and their effects.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in thousands, except per share and hourly rate amounts)

     The following discussion and analysis compares the three-month and six-month periods ended June 30, 2002 to the corresponding periods ended June 30, 2001. You should read the following discussion and analysis along with our unaudited consolidated financial statements and the related notes thereto included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions that could cause our actual results, performance and achievements in 2002 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

RECENT DEVELOPMENTS

     On July 19, 2002, the Company announced that, pursuant to a definitive agreement entered into as of July 18, 2002, SBI has agreed to acquire all of the Company's outstanding shares of common stock through a cash tender offer at a price of $1.10 per share.

     SBI commenced the Offer on July 31, 2002, and in accordance with applicable rules and regulations, the Offer will remain open until midnight on Wednesday, August 28, 2002. Shares tendered in the Offer will be held until expiration of the Offer and, subject to certain minimum conditions being met, payment will then be made to the tendering stockholders. Either SBI or the Company may extend the Offer period if various conditions are met. Stockholders representing a majority of the Company's outstanding shares have agreed to tender their shares subject to certain conditions. All Company options that are subject to vesting restrictions will vest and become exercisable upon consummation of the Offer.

     Also on July 19, 2002, the Company announced that it was reducing its workforce by approximately 22%, or 35 billable employees and 10 non-billable employees. This effort to further size the business for current market conditions will result in a restructuring charge of approximately $600 being recorded in the third quarter of 2002. In addition, the Company's board of directors approved the acceleration of vesting of all options held by employees affected by this most recent restructuring.

OVERVIEW

     The Company is a technology consulting company that helps Global 2000 clients leverage new technologies to build competitively superior businesses. We customize core extended enterprise applications to provide customers with new features to enable them to benefit from the trend toward information that is more interactive, real-time, collaborative, extended and private. Over the past several years, we have helped companies develop Internet-based business-to-business connections to make business more efficient. As technology continues to evolve, we are now building upon our extended enterprise focus by utilizing new technologies to enhance the functionality of the applications we provide to our clients. By developing highly interactive, executable applications with extendibility to multiple platforms, we help our clients interact more directly and effectively with their business partners.

     In January 2002, we acquired certain assets of Luminant. The total transaction costs were $6,778, consisting of a $5,200 cash purchase price, $1,038 for certain purchased accounts receivable balances and $540 of transaction costs and assumed liabilities. We have been able to reduce our effective purchase price by $815 due to our ability to collect $546 accounts receivable balances in excess of amounts paid and $269 due to lower than anticipated deal costs. As part of this acquisition, we hired 150 professionals associated with practices in Dallas, Houston and New York. Despite the acquisition, we have experienced lower than expected revenue levels during the first half of 2002. We have taken steps to further reduce our cost structure by reducing our overall workforce in certain locations where our capacity was in excess of the current demand for our services.

     Our revenue consists of fees generated for professional services, ("fee revenue") and out-of-pocket engagement expenses that are passed through to the client ("reimbursable expenses"). We provide services on a time and materials basis and fixed fee basis, including retainer arrangements. During the six-months ended June 30, 2002, we derived substantially all of our revenue from engagements on a time and materials basis, and we expect a majority of our revenue for the remainder of 2002 to be derived from the same type of engagements. However, the Luminant acquisition increased our percentage of fixed fee engagements and we may continue to enter into fixed fee engagements where we believe we can adequately assess the time and expenses necessary for the engagement.

     We have shifted our client base toward established companies during the past two years. Substantially all of our revenue during the first and second quarters of 2002 was generated from Global 2000 companies. Obtaining engagements from larger enterprises involves a more competitive bidding process and a longer sales cycle, which could continue to negatively impact our results of operations. We maintain allowances for potential credit losses and such losses have been within our expectations.

     Revenue from a few large clients has historically constituted a significant portion of our total revenue in a particular quarter or year. For the quarter ended June 30, 2002 our five largest clients accounted for 54% of our total fee revenue, a decrease from 81% for the quarter ended June 30, 2001. Dell Corporation provided 20% and a large professional services firm provided 12% of our total fee revenue for the quarter ended June 30, 2002. For the same period in 2001, two clients accounted for more than 10% of total fee revenue: Aon Corporation at 46% and Airborne Express, Inc. at 15%. We began work for six new clients in the second quarter of 2002. For the six months ended June 30, 2002, our five largest clients accounted for 43% of total revenue, down from 72% for the same period in 2001. We had two clients account for more than 10% of total fee revenue for the six months ended June 30, 2002: a large professional services firm at 13% and Dell Corporation at 11%. For the comparable period in 2001, Aon Corporation accounted for 40% and Airborne Express, Inc. accounted for 14% of total fee revenue. We continue to rely heavily on a limited number of clients to generate a majority of our revenue. Our reliance on a few clients magnifies collection risks and could adversely impact our results if a significant client delays or terminates an engagement with us.

     Costs of professional services consist of salaries, bonuses and benefits for our billable professionals, the cost of subcontractors and other engagement costs that are not reimbursed directly by the client. We use the term "professional services margin" to mean fee revenue less costs of professional services, stated as a percentage of fee revenue. Professional services margins may be reduced in any given period to the extent that we experience a decline in billing rates, use more subcontractors, utilize billable professionals at lower than expected levels, defer revenue due to uncertainty of collections or are unable to execute effectively. In the first six months of 2002, the Luminant transaction decreased our professional services margin because many of the engagements we acquired involved lower realized rates than we had experienced in the past. Professional services margin improved in the second quarter of 2002 as these lower rate projects were completed and our continued efforts to reduce our workforce in response to the decline in demand for our services. We expect that our professional services margins will vary from quarter to quarter.

     Our employee headcount decreased from 216 (163 billable professionals) on December 31, 2001 to 213 (159 billable professionals) as of June 30, 2002. Headcount increased during the first quarter of 2002 due primarily to the Luminant acquisition but was offset by restructuring efforts. Total employees decreased in the first part of the third quarter of 2002 to approximately 165 (123 billable professionals) due to continued restructuring efforts. Over the next three to six months our number of employees may fluctuate as we continue to balance our available resources with the demand for our services.

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

     Amortization expense consists of the amortization of deferred compensation and the amortization of intangible assets. Deferred compensation was recorded in 1999 related to certain options that were deemed granted in-the-money, a loan to our chief executive officer that was recorded as compensation expense and the sale of restricted shares to our chief executive officer at a price that was deemed less than our common stock's fair value. Intangible assets were recorded in connection with the Luminant acquisition in January of 2002. These items are being amortized over periods ranging from six to forty-eight months.

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

     We believe that judgment and estimates related to the following critical accounting policies have the most significant effect on the preparation of our consolidated financial statements.

     Revenue recognition on agreements to provide technology consulting services

     While most of our client projects are time and materials based, recognized revenue and profits may still be subject to revisions as the project progresses to completion and as estimates of revenue and costs change. We recognize revenue and profit for fixed fee engagements as work progresses using the percentage-of-completion method. Percentage-of-completion estimates are generally based on the ratio of actual hours incurred to total estimated hours. We follow this method because we believe that we can accurately estimate the revenue and costs applicable to various stages of a client project. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments or customers indicating their intention to dispute their obligation to pay for contractual services we provided. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material adverse effect on our financial condition, results of operations and cash flow.

     Estimates related to the restructuring charge and related accrual

     During 2000, 2001 and 2002, we recorded certain restructuring charges in accordance with the applicable accounting rules. (A detailed description of the terms of these restructurings is also contained in Notes 6 and 8 to the unaudited consolidated financial statements included as part of this quarterly report.) At the date we approve a restructuring plan, we establish a liability for the estimated costs associated with that restructuring plan. At that time, and thereafter until the plan activities are complete, we may not be able to precisely estimate the actual costs associated with the plan. At the date we prepare our financial statements, we use our judgment and information available to us to reevaluate our initial estimate of the plan costs. If we believe that our previous estimates are no longer accurate in light of current conditions, we adjust the reserve with a corresponding increase or decrease to current period earnings.

     Accrued restructuring costs as of June 30, 2002 reflect our estimate of future rental obligations and other costs associated with office space that we do not plan to use in our operations as a result of the restructuring plans. Such amounts are offset by our estimate of sublease income for this space. While we know the terms of our contractual lease obligations and related future commitments, we must estimate when and under what terms we will be able to sublet the space, if at all. Such estimates require a substantial amount of judgment, especially given current real estate market conditions, and actual sublease terms may differ substantially from our estimates. Any future changes in our estimates of lease termination reserves could materially impact our financial condition, results of operations and cash flows.

     Income taxes

     We use the asset and liability method of accounting for income taxes, under which deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. We measure deferred income tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Additionally, we are required to assess the likelihood that our deferred tax assets will be recovered from future taxable income. As a result of historical operating losses and pretax losses reported in each of the first two quarters of 2002, and uncertainty as to the extent and timing of profitability in future periods, the Company recorded a full valuation allowance of approximately $26,121 as of June 30, 2002. The decision to record the valuation allowance required significant judgment. Had the Company not recorded the allowance, it would have reported materially different results. Any change in the valuation allowance could materially impact our financial condition and results of operations.

     Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of our financial statements. These policies are important to the portrayal of our financial condition and results of operations, and require management to make difficult, subjective and complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown.

RESULTS OF OPERATIONS

       The following table presents for the periods indicated, our statement of operations data as a percentage of our revenue. We have derived these percentages from our unaudited consolidated financial statements for all periods presented.


                                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                   JUNE 30,               JUNE 30,
                                                              ------------------      ----------------
                                                               2001        2002       2001       2002
                                                              -------      -----      -----      -----
Revenue:
    Fee revenue ............................................       96%        97%        96%        97%
    Reimbursable expenses ..................................        4          3          4          3
                                                              -------      -----      -----      -----
        Total revenue ......................................      100%       100%       100%       100%
Operating expenses:
    Professional services ..................................       70         76         71         82
    Reimbursable expenses ..................................        4          3          4          3
    Selling, general and administrative ....................       72         61         74         60
    Depreciation ...........................................       10         13          9         12
    Amortization ...........................................        7          5          6         13
    Restructuring charge ...................................       89          -         51          7
                                                              -------      -----      -----      -----

Total operating expenses ...................................      253        158        216        177
                                                              -------      -----      -----      -----

Loss from operations .......................................     (153)       (58)      (116)       (77)

Other income, net ..........................................        8          4         10          4
Income tax benefit (expense) ...............................       54       (394)        39       (166)
                                                              -------      -----      -----      -----
Net loss ....................................................     (90)%     (448)%      (66)%     (239)%
                                                              =======      =====      =====      =====

COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

REVENUE

       Fee revenue decreased $3,764, or 37%, to $6,453 in the three months ended June 30, 2002 from $10,217 in the comparable prior year period. For the six months ended June 30, 2002, fee revenue decreased $8,182, or 37%, to $14,042 from $22,224 for the same period in the prior year. These decreases in revenue resulted from a decrease in the average realized billing rates and a decrease in the average revenue per client. The Company's average realized rate was $148 and $157 per hour for the three and six month periods ending June 30, 2002, compared to $205 and $202 per hour in the comparable prior year periods. The Company generated revenue from one or more projects for 35 and 51 clients in the three and six months ended June 30, 2002, respectively, as compared to 23 and 37 clients in the comparable prior year periods. These overall declines in revenue reflect the overall industry decline in demand for information technology services.

       Reimbursable expenses decreased $297, or 62%, to $180 in the three months ended June 30, 2002, from $477 in the comparable prior year period. For the six months ended June 30, 2002, reimbursable expenses decreased $591, or 61%, to $372 from $963 in the comparable prior year period. The decreases resulted from fewer client engagements requiring employee travel and corresponding decreases in fee revenue.

OPERATING EXPENSES

       Professional services

       Costs of professional services decreased $2,411, or 32%, to $5,046 for the three months ended June 30, 2002 from $7,457 for the comparable prior year period. Costs of professional services decreased $4,596, or 28%, to $11,864 for the first six months of 2002 from $16,460 for the comparable period in 2001. These decreases were due to a decrease in the number of billable professionals. Average billable headcount was 168 and 188 for the three and six months ended June 30, 2002, respectively, compared to 245 and 275 for the comparable prior year periods. Our professional services margin decreased to 22% and 16% for the three and six months ended June 30, 2002 from 27% and 26% in the comparable prior year periods. The decrease in our professional services margin was a result of the Company's average realized billing rate decreasing as described above and a reduction in utilization of our billable professionals. Utilization for the three and six month periods ended June 30, 2002 was constant at 42% compared to 40% and 39%, respectively, for the comparable periods in the prior year.

       Selling, general and administrative

       Selling, general and administrative expenses decreased $3,632, or 47%, to $4,074 for the three months ended June 30, 2002 from $7,706 in the comparable prior year period. Selling, general and administrative expenses decreased $8,540, or 50%, to $8,704 for the six months ending June 30, 2002 compared to $17,244 for the same period in 2001. These decreases in selling, general and administrative expenses were primarily the result of a 40% and 42% decrease in average non-billable headcount for the three and six months period ending June 30, 2002, respectively, a reduction in related employee travel and meal expenses, a reduction in corporate marketing initiatives, and a reduction in facilities costs. The decrease in selling, general and administrative expenses is reflective of our efforts to bring costs in line with demand for our services.

       Amortization expense

       Amortization decreased $360 in the three months ended June 30, 2002 and increased $434 in the first six months of 2002 when compared to the same periods in 2001. The change primarily related to a loan made to our chief executive officer in 1999 that was being recorded as compensation expense and was fully amortized as of December 31, 2001, which resulted in a decrease in amortization of $250 and $500 for the three and six months ended June 30, 2002, respectively. We also accelerated the vesting of our chief executive officer's restricted stock in the first quarter of 2002 in conjunction with the renegotiation of his employment agreement and repurchase of common shares held by him, resulting in a decrease in amortization of $135 for the three months ended June 30, 2002. Finally, amortization associated with the Luminant acquisition increased $344 and $665 in the three and six months ended June 2002, respectively.

       Restructuring charge

       The restructuring charge of $1,008 in the six months ended June 30, 2002 represents a continuation of our efforts to align our expense structure following the Luminant acquisition with the anticipated demand for our services. The charge includes severance costs related to approximately 97 employees, the closure of the San Francisco office and the write-off of certain fixed assets. Such amounts were offset by a reduction in our reserve for facility leases due to favorable lease negotiations. The restructuring charge is due to the increased competition in the sector and the declining market conditions. (A detailed description of the terms of these restructurings is also contained in
Note 6 to the unaudited consolidated financial statements included as part of this quarterly report.)

NET LOSS

       Net loss for the three and six months ended June 30, 2002 was $29,699 and $34,399, respectively, compared to a net loss of $9,633 and $15,407, respectively, in the comparable prior year periods. The net loss in the three months ended June 30, 2002 is due to an operating loss of $3,859, the creation of a deferred tax asset valuation allowance of $26,121, offset by interest income of $281. The net loss for the six months ended June 30, 2002 of $34,399 was the result of a $11,111 operating loss, an income tax provision of $23,934, largely driven by the $26,121 valuation allowance recorded in the second quarter, offset by interest income of $646.

LIQUIDITY AND CAPITAL RESOURCES

       During the six months ended June 30, 2002, we financed our operations and investments in property and equipment with our cash, cash equivalents and investments on-hand.

       Cash, cash equivalents, and short-term and long-term investments decreased to $48,044 at June 30, 2002 from $64,540 at December 31, 2001. This decrease is the result of cash used for operating activities of approximately $10,634, capital expenditures of $270 and $5,963 related to the purchase of the Luminant assets. Such decreases were offset by $371 from the exercise of Company stock options by employees.

       We have a $3,500 line of credit that expires on May 1, 2003. The annual interest rate on amounts borrowed under the line of credit is calculated using the lender's "index rate," which was 4.75% at June 30, 2002. There were no borrowings under the facility during 2001 or the first six months of 2002.

       As of June 30, 2002, remaining cash outflow under the restructuring plans is expected to be approximately $4,200, of which approximately $800 will be disbursed during 2002. We expect to pay the balance over the following seven years. The timing of these payments may be accelerated if we are able to negotiate favorable lease buy-out arrangements or subleases. In addition, we expect to pay approximately $600 in severance related costs associated with our restructuring activities to be completed in the third quarter of 2002. Severance paid in the quarter could be increased by an additional $2,400 if SBI is successful in its efforts to buy the Company and integration is completed prior to the end of the quarter.

       We continue to incur costs associated with the pending transaction with SBI. We estimate incremental transaction costs could range from $2,500 to $3,500. This estimate could be substantially higher depending on the outcome of the three class action lawsuits that have been filed against us in conjunction with the pending SBI transaction.

       We anticipate that our capital expenditures for the balance of 2002 will be between $500 and $1,500, as we continue to build out certain leased locations and support the infrastructure necessary to maintain our operations. We believe that the cash provided from operations and cash on hand will be sufficient to meet our anticipated working capital and capital expenditure requirements through December 31, 2002.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

       This quarterly report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including "may," "will," "expect," "anticipate," "believe," "intend," "estimate" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2002 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation: our inability to achieve or sustain profitability as we implement a new strategy; our high client concentration and the risk that we may be unable to expand our client base; the risks associated with the recent turnover in our leadership team; the destabilization that may result in connection with the SBI Offer and any further exploration of strategic alternatives; the risks associated with the class action lawsuits in connection with the SBI Offer; the risk that the SBI Offer may not close; the macroeconomic challenges facing information technology services providers like us; risks related to our recent reductions in force; risks from project-based client engagements; the risks associated with intense competition in the Internet services market; the risk that our common stock may be delisted from the NASDAQ National Market, as well as the market price volatility of our common stock; the risk that we may be unable to successfully integrate our recent acquisition of the Luminant business and that we may not realize the expected benefits of that acquisition; the risks and distraction resulting from litigation involving the Company; the risks in the energy industry from the Enron bankruptcy and related matters; the execution risks related to the complicated projects we work on, frequently using new and unproven technology; risks related to our use and ownership of intellectual property rights; our ability to keep pace with technological changes; our ability to maintain our reputation and expand our name recognition; risks related to possible future acquisitions and investments; the absence of any international operations; and the possibility of future government regulations that may adversely affect our business. For further information about these and other risks, uncertainties and factors, please review the disclosures included under "Business - Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2001, as filed with the SEC. You should not place undue reliance on any forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Our primary financial instruments are cash in banks and commercial paper. We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We do not purchase derivative or other types of financial instruments for speculative or trading purposes.

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

       A consolidated amended complaint was filed on April 19, 2002. The complaint seeks unspecified damages as a result of various alleged securities law violations arising from activities purportedly engaged in by the underwriters in connection with our initial public offering. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. We believe that we have various meritorious defenses to the claim and will defend ourselves accordingly. The action is being coordinated with over three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. On July 15, 2002, the Company and the individual defendants moved to dismiss all claims against them. The Court has not ruled on this motion. Discovery is stayed pending the outcome of the motion to dismiss.

       Following the commencement of the SBI Offer, class action lawsuits were filed against us and current and former members of our board of directors in the Court of Chancery in New Castle County, Delaware on July 19, 2002, and August 1, 2002, respectively. The complaints are essentially identical and allege, among other things, in connection with the Company entering into an Acquisition Agreement and Agreement and Plan of Merger dated as of July 18, 2002 (the "Acquisition Agreement") with SBI, that we and the other defendants breached our fiduciary duties to our public stockholders and that the Acquisition Agreement may have been entered into for the purpose of enriching our management and principal stockholders at the expense of our public stockholders. The plaintiffs allege that the purported breaches of fiduciary duty resulted in an agreement to sell the Company at an inadequate price per share. The complaints seek, among other things, an injunction preventing consummation of the transaction, or rescission of the transaction if it is completed. We believe that the allegations in the complaints lack merit, and we intend to defend these actions accordingly. Answers to both complaints were filed on our behalf and on behalf of the current directors on August 12 and 13, 2002. In addition, separate motions for judgment on the pleadings were filed on our behalf and on behalf of the current directors on August 13, 2002.

       A third class action lawsuit was filed on August 1, 2002 in the Circuit Court of Cook County (Chancery Division), Illinois against our current directors, SBI and us. The complaint alleges, among other things, that the directors breached their fiduciary duties and duty of disclosure to our public stockholders, and that SBI aided and abetted the directors' breach of their fiduciary duties. The complaint seeks a temporary and permanent injunction preventing consummation of the transaction and various damages for the class. We believe that the allegations in the complaint lack merit and intend to defend this action accordingly. A motion to dismiss this action was filed on our behalf on August 8, 2002 and the plaintiff filed a response on August 12, 2002 to which a reply was filed on our behalf on August 13, 2002. A hearing on the motion to dismiss is currently scheduled for August 15, 2002.

       From time to time, we may be involved in litigation incidental to the conduct of our business. Except as described above, however, we are not currently party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(Dollar amounts in thousands)

       On February 10, 2000, the SEC declared our registration statement on Form S-1 (File No. 333-92373) relating to the initial public offering of our common stock effective. After payment of underwriting discounts and expenses of $8,623 we received net proceeds of $83,377 from the offering. We have invested the net proceeds, pending its use for working capital and general corporate purposes, in short-term, investment grade, interest-bearing securities. As of June 30, 2002, we used approximately $33,377 of the proceeds of the initial public offering for working capital and approximately $20,779 to purchase leasehold improvements, equipment and other assets, including $5,963 related to our purchase of certain assets from Luminant Worldwide Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       a) The Annual Meeting of Stockholders of the Company, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, was held on May 23, 2002.

       b) & c) A brief discussion of each matter voted upon at the Annual Meeting and the number of votes cast is as follows:

                             Matter                                Votes Cast
                             ------                                ----------

                                                          For                    Withheld
                                                     ----------                  --------
                     Election of Directors:
                      C. Rudy Puryear                32,739,480                   498,576
                      Judith Hamilton                32,808,480                   429,576

                                                        For         Against      Withheld
                                                     ------------------------------------
                     Ratification of
                      Pricewaterhouse Coopers
                      LLC as independent
                      auditors for 2002              32,761,336     271,120       205,600

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         a) We have filed the following exhibits with this quarterly report.

             EXHIBIT
             NUMBER            EXHIBIT
             -------           -----------------------------------------------

               99.1 CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b) Reports on Form 8-K.

            On July 27, 2002, we amended our Form 8-K filed on January 22, 2002, and reported under Item 7, Financial Statements and Exhibits, that we were filing audited financial statements for Luminant Worldwide Corporation in connection with our acquisition of certain assets from Luminant pursuant to an Amended and Restated Asset Purchase Agreement dated January 7, 2002.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LANTE CORPORATION

Date: August 14, 2002            By:  /s/ WILLIAM J. DAVIS
                                      -----------------------------------------
                                      William J. Davis
                                      Chief Financial Officer (on behalf of the
                                      registrant and as the principal financial
                                      and accounting officer)